Form 10QSB
period 2001-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2001-08-14
CIK 1130758

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

               Commission file number:  333-52960


                   AEI INCOME & GROWTH FUND 24 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Delaware                    41-1990952
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (651) 227-7333
                   (Issuer's telephone number)


                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]    No

         Transitional Small Business Disclosure Format:

                         Yes         No  [X]




                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Period ended June 30, 2001:

           Operations

           Cash Flows

           Changes in Members' Equity

        Notes to Financial Statements

Item 2. Management's Discussion and Analysis

PART II.Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)


                             ASSETS

                                                    2001           2000

CURRENT ASSETS:
   Cash                                          $   1,029      $   1,000
                                                  =========      =========






                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.          $      30      $       0

MEMBERS' EQUITY:
   Managing Members' Equity                          1,000          1,000
   Accumulated Losses                                   (1)             0
                                                  ---------      ---------
        Total Members' Equity                          999          1,000
                                                  ---------      ---------
           Total Liabilities and Members' Equity $   1,029      $   1,000
                                                  =========      =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF OPERATIONS

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)

                                                        2001

INCOME                                               $      29

EXPENSES:
   LLC Administration - Affiliates                          30
                                                      ---------

NET  LOSS                                            $      (1)
                                                      =========
NET LOSS ALLOCATED:
   Managing Members                                  $      (1)
                                                       ========





 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)

                                                            2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                              $     (1)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Increase in Payable to
        AEI Fund Management, Inc.                              30
                                                          ---------

NET INCREASE IN CASH                                           29

CASH, beginning of period                                   1,000
                                                          ---------

CASH, end of period                                      $  1,029
                                                          =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)



                                     Managing    Limited
                                     Members     Members      Total


BALANCE, December 31, 2000          $   1,000   $     0    $   1,000

  Net Loss                                (1)         0          (1)
                                     ---------   --------   ---------
BALANCE, JUNE 30, 2001              $     999   $     0    $     999
                                     =========   ========   =========




 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

                           (Unaudited)

(1)  The  condensed  statements included herein have been  prepared by the LLC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the LLC believes that the disclosures are adequate to make the information presented not misleading.

(2)  Organization -

     AEI Income & Growth Fund 24 LLC (the LLC), a Limited Liability Company, was formed on December 7, 2000 to acquire and lease commercial properties to operating tenants. The LLC's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member of the LLC. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Special Managing Member of the LLC. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the LLC.

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. All subscriptions will be held in an impoundment account until a minimum of 1,500 Units are sold. As of June 30, 2001, no Limited Members were admitted to the LLC. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Managing Members have contributed capital of $1,000. The LLC shall continue until December 31, 2051, unless dissolved, terminated and liquidated prior to that date.

     During the operation of the LLC, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of the LLC's properties which the Managing Members determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Members and 1% to the Managing Members until the Limited Members receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 7% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Members and 10% to the Managing Members. Distributions to the Limited Members will be made pro rata by Units.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(2)  Organization - (Continued)

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the LLC's property, will be allocated 97% to the Limited Members and 3% to the Managing Members. Net losses from operations will be allocated 99% to the Limited Members and 1% to the Managing Members.

     For tax purposes, profits arising from the sale, financing, or other disposition of the LLC's property will be allocated in accordance with the Operating Agreement as follows: (i) first, to those Members with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Members and 1% to the Managing Members until the aggregate balance in the Limited Members' capital accounts equals the sum of the Limited Members' Adjusted Capital Contributions plus an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Members and 10% to the Managing Members. Losses will be allocated 99% to the Limited Members and 1% to the Managing Members.

     The Managing Members are not required to currently fund a deficit capital balance. Upon liquidation of the LLC or withdrawal by a Managing Member, the Managing Members will contribute to the LLC an amount equal to the lesser of the deficit balances in their capital accounts or 1.01% of the total capital contributions of the Limited Members over the amount previously contributed by the Managing Members.

(3)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

      The accounts of the LLC are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

      Management  uses  estimates and  assumptions  in  preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

     Income Taxes

      The income or loss of the LLC for federal income tax reporting purposes is includable in the income tax returns of the Members. Accordingly, no recognition has been
      given   to  income  taxes  in  the  accompanying  financial
      statements.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(3)  Summary of Significant Accounting Policies - (Continued)

      The tax return, the qualification of the LLC as such for tax purposes, and the amount of distributable LLC income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the LLC qualification or in changes to distributable LLC income or loss, the taxable income of the members would be adjusted accordingly.

     Real Estate

      All of the properties to be purchased by the LLC will be leased under long-term triple net leases.

      The  building and equipment of the LLC will be  depreciated using  the  straight-line  method for  financial  reporting purposes based on estimated useful lives of 25 years and  5 years, respectively.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the LLC. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Fair Value of Financial Instruments -

     The   carrying  value  of  certain  assets  and  liabilities
     approximates fair value.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the period ended June 30, 2001, the LLC has had minimum operations. Expenses incurred represent administrative costs associated with reporting and correspondence requirements.

Liquidity and Capital Resources

        The LLC's primary sources of cash will be proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash will be investment in real properties, payment of expenses involved in the sale of Units, the organization of the LLC, the management of properties, the administration of the LLC, and the payment of distributions.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Operating Agreement requires that no more than 15% of the proceeds from the sale of Units be applied to expenses involved in the sale of Units (including Commissions) and that such expenses, together with acquisition expenses, not exceed 20% of the proceeds from the sale of Units. As set forth under the caption "Estimated Use of Proceeds" of the Prospectus, the Managing Members anticipate that 15% of such proceeds will be applied to cover organization and offering expenses if only the minimum proceeds are obtained and that 12.7% of such proceeds will be applied to such expenses if the maximum proceeds are obtained. To the extent organization and offering expenses actually incurred exceed 15% of proceeds, they are borne by the Managing Members.

        The Operating Agreement requires that all proceeds from the sale of Units be invested or committed to investment in properties by the later of two years after the date of the Prospectus or six months after termination of the offer and sale of Units. While the LLC is purchasing properties, cash flow from investing activities (investment in real property) will remain negative and will constitute the principal use of the LLC's available cash flow. Until capital is invested in properties, the LLC will remain extremely liquid.

        Before the acquisition of all such properties, cash flow from operating activities is not significant. Net income, after adjustment for depreciation, is lower during the first few years of operations as administrative expenses remain high and a large amount of the LLC's assets remain invested on a short-term basis in lower-yielding cash equivalents. Net income will become the largest component of cash flow from operating activities and the largest component of cash flow after the completion of the acquisition phase.

        During the offering of Units, the LLC's primary source of cash flow will be from the sale of LLC Units. The LLC commenced its offering of LLC Units to the public through a registration statement which became effective May 18, 2001 and will continue until May 17, 2002, subject to extension to May 17, 2003 if all 50,000 LLC Units are not sold before then.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the LLC is a party or of which the LLC's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits - None.

       b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 2001        AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)