Form 10QSB
period 2001-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2001-10-30
CIK 1130758

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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

                        Yes        No  [X]




                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

Item 1.  Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Period ended September 30, 2001:

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

                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)


                             ASSETS

                                               2001           2000

CURRENT ASSETS:
   Cash                                   $     1,037     $     1,000
                                           ===========     ===========






                     LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.   $     4,689     $         0

MEMBERS' EQUITY:
   Managing Members' Equity                     1,000           1,000
   Accumulated Losses                          (4,652)              0
                                           -----------     -----------
      Total Members' Equity                    (3,652)          1,000
                                           -----------     -----------
          Total  Liabilities and
            Members' Equity               $     1,037     $     1,000
                                           ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF OPERATIONS

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2001

INCOME                                               $       37

EXPENSES:
   LLC Administration - Affiliates                        4,689
                                                      ----------

NET  LOSS                                            $   (4,652)
                                                      ==========

NET LOSS ALLOCATED:
   Managing Members                                  $   (4,652)
                                                      ==========





 The accompanying Notes to Financial Statements are an integral part of this statement.


                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                          $  (4,652)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Increase in Payable to
        AEI Fund Management, Inc.                        4,689
                                                      ----------

NET INCREASE IN CASH                                        37

CASH, beginning of period                                1,000
                                                      ----------

CASH, end of period                                  $   1,037
                                                      ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)



                                         Managing      Limited
                                         Members       Members        Total


BALANCE, December 31, 2000              $   1,000    $       0     $   1,000

  Net Loss                                 (4,652)           0        (4,652)
                                         ----------   ----------    ----------
BALANCE, September 30, 2001             $  (3,652)   $       0     $  (3,652)
                                         ==========   ==========    ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

     The terms of the offering call for a subscription price of $1,000 per Limited Membership Unit, payable on acceptance of the offer. All subscriptions will be held in an impoundment account until a minimum of 1,500 Units are sold. As of September 30, 2001, no Limited Members were admitted to the LLC. Under the terms of the Operating Agreement, 50,000 Limited Membership Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Managing Members have contributed capital of $1,000. The LLC shall continue until December 31, 2051, unless dissolved, terminated and liquidated prior to that date.

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

                       SEPTEMBER 30, 2001
                           (Continued)

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the period ended September 30, 2001, the LLC has had minimum operations. Expenses incurred represent administrative costs associated with reporting and correspondence requirements.

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

        During the offering of Units, the LLC's primary source of cash flow will be from the sale of Limited Membership Units. The LLC commenced its offering of Limited Membership Units to the public through a registration statement which became effective May 18, 2001 and will continue until May 17, 2002, subject to extension to May 17, 2003 if all 50,000 Limited Membership Units are not sold before then.


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


Dated:  October 23, 2001      AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)