Form 10KSB
period 2001-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2002-03-07
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

               Commission file number:  333-52960

                 AEI INCOME & GROWTH FUND 24 LLC
         (Name of Small Business Issuer in its Charter)

        State of Delaware                41-1990952
(State or other Jurisdiction of     (I.R.S. Employer)
Incorporation or Organization)     Identification No.)

     1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (651) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                   Limited Liability Company Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $50,013.

As of February 28, 2002, there were 5,959.399 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $5,959,399.


               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes       No [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 24 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on December 7, 2000. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM), as the Managing Member, Robert P. Johnson, the President and sole shareholder of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 18, 2001 The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At December 31, 2001, 3,522.154 Units ($3,522,154) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 2001, the Company had purchased one property at a total cost of $1,748,149. The property is a commercial, single tenant building leased under a triple net lease. The Company is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

         The Company's properties will be purchased with subscription proceeds without any indebtedness. The Company will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Company may incur short-term indebtedness to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The Company may borrow to finance the refurbishing of a property.

        The Company will hold its properties until the Managing Members determine that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Managing Members will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Company expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Company reserves the right, at the discretion of the Managing Members, to either distribute proceeds from the sale of properties to the Members or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Members to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Company will commence liquidation through the sale of its remaining properties eight to twelve years after completion of the acquisition phase, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties will be leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms will be for 15 to 20 years. The leases will provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

        The leases may provide the lessees with renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property. Depending on the lease, the purchase price will be either determined by a formula, or the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

        On November 1, 2001, the Company purchased a Children's World daycare center in Round Lake Beach, Illinois for $1,748,149. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $166,535.

        The property was purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. AFMX purchased the property from ARAMARK Educational Resources, Inc., an unrelated third party, on March 30, 2001. The price paid by the Company was equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Company. During the period the property was owned by AFMX, the property generated net income of $21,525, which was also paid to the
Company. There was no other benefit arising out of the transaction to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

Major Tenants

        During 2001, one tenant contributed 100% of the Company's total rental revenue in 2001. Because the Company has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Company's rental revenue in 2002 and future years. In the event that certain tenants contribute more than ten percent of rental revenue in future years, any failure of these major tenants could materially affect the Company's net income and cash distributions.

Competition

        The Company is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company. At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

Employees

        The Company has no direct employees. Management services are performed for the Company by AEI Fund Management, Inc., an affiliate of AFM.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

         The Company's investment objectives are to acquire existing or newly-developed commercial properties that offer the potential for (i) regular cash distributions of lease income;
(ii)  growth  in lease income through rent escalation provisions;
(iii) preservation of capital through all-cash transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts. The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the Managing Members attempt to diversify the type and location of the properties.

Description of Properties

       The Company's properties will be commercial, single tenant buildings. The properties will be acquired on a debt-free basis and leased to various tenants under triple net leases, which will be classified as operating leases. The Company will hold an undivided fee simple interest in the properties.

        The Company's properties will be subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property will be leased under a long-term lease, there is little competition until the Company decides to sell the property. At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Company's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2001.

                                Total Property               Annual   Annual
                       Purchase  Acquisition                 Lease    Rent Per
Property                 Date      Costs        Lessee       Payment  Sq. Ft.

Children's World                                ARAMARK
Daycare Center                                Educational
Round Lake Beach, IL    11/1/01  $1,748,149  Resources, Inc. $166,535 $18.61

        The  initial  Lease  term is for  15  years.   The  Lease
contains renewal options which may extend the Lease term an additional 15 years.

       Pursuant to the Lease Agreement, the tenant is required to provide proof of adequate insurance coverage on the property they occupy. The Managing Members believe the property is adequately covered by insurance and consider the property to be well-maintained and sufficient for the Company's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

       For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes will be the same as the basis for book depreciation purposes.

        Through December 31, 2001, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S LLC UNITS AND RELATED
          SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 100 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, beginning in September, 2004, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

        Cash distributions of $474 were made to the Managing Members and $15,339 were made to the Limited Members in 2001. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the year ended December 31, 2001, the Company recognized rental income of $27,756. For the year ended December 31, 2001, the Company earned $732 in investment income from subscription proceeds which were invested in a short-term money market account.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Company purchased a Children's World daycare center in Round Lake Beach, Illinois from an affiliate of the Managing Members. During the period the property was owned by the affiliate, the property generated net income of $21,525. Pursuant to the Operating Agreement, this amount was paid to the Company and is shown as Miscellaneous Income on the Income Statement.

        During the year ended December 31, 2001, the Company paid LLC administration expenses to affiliated parties of $21,365. These administration expenses include initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $722. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        As of December 31, 2001, the Company's cash distribution rate was 4.25% on an annualized basis. Pursuant to the Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Company to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        The Company's primary sources of cash are proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of Units, the organization of the Company, the management of properties, the administration of the Company, and the payment of distributions.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Before the acquisition of all such properties, cash flow from operating activities is not significant. Net income, after adjustment for depreciation, is lower during the first few years of operations as administrative expenses remain high and a large amount of the Company's assets remain invested on a short-term basis in lower-yielding cash equivalents. Net income will become the largest component of cash flow from operating activities and the largest component of cash flow after the completion of the acquisition phase.

        The Operating Agreement requires that all proceeds from the sale of Units be invested or committed to investment in properties by the later of two years after the date of the Prospectus or six months after termination of the offer and sale of Units. While the Company is purchasing properties, cash flow from investing activities (investment in real property) will remain negative and will constitute the principal use of the Company's available cash flow. Until capital is invested in properties, the Company will remain extremely liquid.

        On November 1, 2001, the Company purchased a Children's World daycare center in Round Lake Beach, Illinois for $1,748,149. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $166,535.

        The property was purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. AFMX purchased the property from ARAMARK Educational Resources, Inc., an unrelated third party, on March 30, 2001. The price paid by the Company was equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Company. There was no other benefit arising out of the transaction to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

       During the offering of Units, the Company's primary source of cash flow is from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement which became effective May 18, 2001 and will continue until May 17, 2002, subject to extension to May 17, 2003 if all 50,000 LLC Units are not sold before then. From May 18, 2001 to October 31, 2001, the minimum number of LLC Units (1,500) needed to form the Company were sold. On October 31, 2001, a total of 1,922.964 Units ($1,922,964) were transferred into the Company. Through December 31, 2001, the Company raised a total of $3,522,154 from the sale of 3,522,154 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $528,323.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter.

        Beginning in 2004, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

         Market and economic conditions which affect the value of the properties the Company owns and the cash from rental income such properties generate;

         the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for investors;

         resolution by the Managing Members of conflicts with which they may be confronted;

         the   success   of  the  Managing  Member  of   locating
         properties with favorable risk return characteristics;

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Company operate.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





                 AEI INCOME & GROWTH FUND 24 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Year Ended December 31, 2001 and for the Period From Inception (December 7,
 2000) to December 31, 2000:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota





     We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in members' equity for the year ended December 31, 2001 and for the period from inception (December 7, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We  conducted  our  audits  in  accordance  with  auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from inception (December 7, 2000) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




Minneapolis, Minnesota
January  23, 2002                  Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                 $ 1,358,780    $     1,000

INVESTMENTS IN REAL ESTATE:
  Land                                          415,230              0
  Building and Equipment                      1,332,919              0
  Accumulated Depreciation                       (8,886)             0
                                             -----------    -----------
      Net Investments in Real Estate          1,739,263              0
                                             -----------    -----------
          Total Assets                      $ 3,098,043    $     1,000
                                             ===========    ===========


                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.      $    84,172    $         0
  Distributions Payable                          15,813              0
                                             -----------    -----------
      Total Current Liabilities                  99,985              0
                                             -----------    -----------
MEMBERS' EQUITY:
  Managing Members' Equity                        1,037          1,000
  Limited Members' Equity, $1,000 Unit Value;
   50,000 Units authorized; 3,522 Units
   issued and outstanding in 2001             2,997,021              0
                                             -----------    -----------
    Total Members' Equity                     2,998,058          1,000
                                             -----------    -----------
       Total Liabilities and Members'Equity $ 3,098,043    $     1,000
                                             ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                       STATEMENT OF INCOME

        FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE
  PERIOD FROM INCEPTION (DECEMBER 7, 2000) TO DECEMBER 31, 2000



                                                  2001           2000

INCOME:
   Rent                                       $    27,756    $         0
   Investment Income                                  732              0
   Miscellaneous Income                            21,525              0
                                               -----------    -----------
        Total Income                               50,013              0
                                               -----------    -----------

EXPENSES:
   LLC Administration - Affiliates                 21,365              0
   LLC Administration and Property
    Management - Unrelated Parties                    722              0
   Depreciation                                     8,886              0
                                               -----------    -----------
        Total Expenses                             30,973              0
                                               -----------    -----------

NET INCOME                                    $    19,040    $         0
                                               ===========    ===========

NET INCOME ALLOCATED:
   Managing Members                           $       571    $         0
   Limited Members                                 18,469              0
                                               -----------    -----------
                                              $    19,040    $         0
                                               ===========    ===========

NET INCOME PER LLC UNIT
 (2,165 weighted average Units
  outstanding in 2001)                        $      8.53    $         0
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

        FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE
  PERIOD FROM INCEPTION (DECEMBER 7, 2000) TO DECEMBER 31, 2000


                                                    2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                  $    19,040    $         0

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     8,886              0
     Increase in Payable to
        AEI Fund Management, Inc.                    84,172              0
                                                 -----------    -----------
             Total Adjustments                       93,058              0
                                                 -----------    -----------
        Net Cash Provided By
        Operating Activities                        112,098              0
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                 (1,748,149)             0
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Managing Members            0          1,000
   Capital Contributions from Limited Members     3,522,154              0
   Organization and Syndication Costs              (528,323)             0
   Increase in Distributions Payable                 15,813              0
   Distributions to Members                         (15,813)             0
                                                 -----------    -----------
        Net Cash Provided By
        Financing Activities                      2,993,831          1,000
                                                 -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                           1,357,780          1,000

CASH AND CASH EQUIVALENTS, beginning of period        1,000              0
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 1,358,780    $     1,000
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

        FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE
  PERIOD FROM INCEPTION (DECEMBER 7, 2000) TO DECEMBER 31, 2000


                                                                Limited
                                                                 Member
                             Managing    Limited                 Units
                             Members     Members     Total     Outstanding


BALANCE, December 7, 2000   $     0   $        0  $        0           0

  Capital Contributions       1,000            0       1,000
                             -------   ----------  ----------  ----------
BALANCE, December 31, 2000    1,000            0       1,000           0

  Capital Contributions           0    3,522,154   3,522,154    3,522.15

  Organization and
   Syndication Costs            (60)    (528,263)   (528,323)

  Distributions                (474)     (15,339)    (15,813)

  Net Income                    571       18,469      19,040
                             -------   ----------  ----------  ----------
BALANCE, December 31, 2001  $ 1,037   $2,997,021  $2,998,058    3,522.15
                             =======   ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(1)  Organization -

     AEI Income & Growth Fund 24 LLC (the Company), a Limited Liability Company, was formed on December 7, 2000 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Special Managing Member and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Company.

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At December 31, 2001, 3,522.154
     Units ($3,522,154) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2051, unless dissolved, terminated and liquidated prior to that date.

     During operations, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the Managing Members determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Members and 1% to the Managing Members until the Limited Members receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 7% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Members and 10% to the Managing Members. Distributions to the Limited Members will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Company's property, will be allocated 97% to the Limited Members and 3% to the Managing Members. Net losses from operations will be allocated 99% to the Limited Members and 1% to the Managing Members.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(1)  Organization - (Continued)

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Operating Agreement as follows: (i) first, to those Members with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Members and 1% to the Managing Members until the aggregate balance in the Limited Members' capital accounts equals the sum of the Limited Members' Adjusted Capital Contributions plus an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Members and 10% to the Managing Members. Losses will be allocated 99% to the Limited Members and 1% to the Managing Members.

     The Managing Members are not required to currently fund a deficit capital balance. Upon liquidation of the Company or withdrawal by a Managing Member, the Managing Members will contribute to the Company an amount equal to the lesser of the deficit balances in their capital accounts or 1.01% of the total capital contributions of the Limited Members over the amount previously contributed by the Managing Members.

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

      The accounts of the Company are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

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

      The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

     Cash Concentrations of Credit Risk

      The Company's cash is deposited primarily in one financial institution and at times during the year it may exceed
      FDIC insurance limits.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies - (Continued)

     Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Income Taxes

      The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. Accordingly, no recognition has been
      given   to  income  taxes  in  the  accompanying  financial
      statements.

      The tax return, the qualification of the Company as such for tax purposes, and the amount of distributable LLC income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Company qualification or in changes to distributable LLC income or loss, the taxable income of the members would be adjusted accordingly.

     Real Estate

      The Company's real estate is or will be leased under triple net leases classified as operating leases. The Company recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

      Real estate is recorded at the lower of cost or estimated net realizable value. The Company compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

      The  Company has capitalized as Investments in Real  Estate certain  costs  incurred in the review and  acquisition  of
      the  properties.   The costs were allocated  to  the  land,
      buildings and equipment.

      The  building and equipment of the Company are  depreciated using  the  straight-line  method for  financial  reporting purposes based on estimated useful lives of 25 years and  5 years, respectively.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies - (Continued)

     Newly Issued Pronouncements

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Company in the year ended December 31, 2003. SFAS 144 will be applicable to the Company in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

(3)  Related Party Transactions -

     On November 1, 2001, the Company purchased a Children's World daycare center in Round Lake Beach, Illinois for $1,748,149. The property was purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. AFMX purchased the property from ARAMARK Educational Resources, Inc., an unrelated third party, on March 30, 2001. The price paid by the Company was equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Company. During the period the property was owned by AFMX, the property generated net income of $21,525, which was also paid to the Company. There was no other benefit arising out of the transaction to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                      Total Incurred by the Company
                                      for the Year Ended December 31

                                                        2001
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                          $  21,365
                                                     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.               $     722
                                                     ========



                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Company
                                      for the Year Ended December 31

                                                        2001
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company.                         $   5,924
                                                     ========
d.ASI was the underwriter of the Company's offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 10% for sale of certain subscription Units (a majority of this amount was re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                          $ 352,215
                                                     ========
e.AEI is reimbursed for all costs incurred in
  connection with managing the Company's
  offering and organization.                        $  61,599
                                                     ========
f.AEI is reimbursed for all direct expenses it
  has paid on the Company's behalf to third parties
  relating to the offering and organization of
  the Company.  These expenses included printing
  costs, legal and filing fees, direct administrative
  costs, underwriting costs and due diligence fees. $ 114,509
                                                     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e, and
     f. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Company leases its property through a triple net lease, which is classified as an operating lease. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease term is 15 years. The Lease contains renewal options which may extend the Lease term an additional 15 years. The Lease contains rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

     The   Company's  property  is  a  commercial,  single-tenant
     building  and was constructed in 2000 and acquired in  2001.
     There   have  been  no  costs  capitalized  as  improvements
     subsequent to the acquisition.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 2001 are as follows:

                                 Building and             Accumulated
Property                  Land     Equipment    Total     Depreciation

Children's World,
  Round Lake Beach, IL  $415,230  $1,332,919  $1,748,149  $  8,886


     On November 1, 2001, the Company purchased a Children's World daycare center in Round Lake Beach, Illinois for $1,748,149. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $166,535.

     The minimum future rentals on the Lease for years subsequent to December 31, 2001 are as follows:

                       2002          $   166,535
                       2003              166,535
                       2004              166,535
                       2005              166,535
                       2006              166,535
                       Thereafter      1,540,449
                                      -----------
                                     $ 2,373,124
                                      ===========

     There were no contingent rents recognized in 2001.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Major Tenants -

     The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

                                                   2001
      Tenants           Industry

     ARAMARK Educational
        Resources, Inc.  Child Care             $  27,756
                                                 ---------

     Aggregate rent revenue of major tenants    $  27,756
                                                 =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               100%
                                                 =========

(6)  Miscellaneous Income -

     The Company purchased a Children's World daycare center in Round Lake Beach, Illinois from an affiliate of the Managing Members. During the period the property was owned by the affiliate, the property generated net income of $21,525. Pursuant to the Operating Agreement, this amount was paid to the Company and is shown as Miscellaneous Income on the Income Statement.

(7)  Members' Capital -

     Cash distributions of $474 were made to the Managing Members and $15,339 were made to the Limited Members for the year ended December 31, 2001. The Limited Members' distributions represent $7.08 per LLC Unit outstanding using 2,165 weighted average Units in 2001. The distributions represent Net Income.

     Beginning in September, 2004, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the year ended December 31:

                                                        2001

     Net Income for Financial
      Reporting Purposes                             $  19,040

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                                 4,625

     Capitalized Start-Up Costs
      Under Section 195                                  8,698

     Amortization of Start-Up and
      Organization Costs                                  (490)
                                                      ---------

           Taxable Income to Members                 $  31,873
                                                      =========


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the year ended December 31:

                                                        2001

     Members' Equity for
      Financial Reporting Purposes                   $2,998,058

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                                  4,625

     Capitalized Start-Up Costs
      Under Section 195                                   8,698

     Amortization of Start-Up and
      Organization Costs                                   (490)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes                  528,133
                                                      ----------

           Members' Equity for
              Tax Reporting Purposes                 $3,539,024
                                                      ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2001                   2000
                         Carrying      Fair     Carrying      Fair
                          Amount       Value     Amount       Value

     Money Market Funds $1,358,780  $1,358,780   $1,000      $1,000
                         ----------  ----------   ------      ------
      Total Cash and
       Cash Equivalents $1,358,780  $1,358,780   $1,000      $1,000
                         ==========  ==========   ======      ======



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members of the registrant are Robert P. Johnson and AFM. The Managing Members manage and control the Company's affairs and have general responsibility and the ultimate authority in all matters affecting the Company's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2002. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

ITEM 10.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2002:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   Constance J. Smith                      500           8.4%
   P O Box 2474
   Daphne, Alabama 36526

   The Bach Family Trust                   300           5.0%
   Debra Harlan TTEE
   185 Honey Bell
   Orange, Ohio 44022

   AEI Fund Management XXI, Inc.            0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street
   St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street
   St. Paul, Minnesota 55101

   Mark E. Larson                           0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street
   St. Paul, Minnesota 55101

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2001.

Person or Entity                                  Amount Incurred From
  Receiving               Form and Method      Inception (December 7, 2000)
 Compensation             of Compensation         To December 31, 2001

AEI Securities, Inc.  Selling Commissions equal to          $352,215
                      10% of proceeds, most of which
                      were reallowed to Participating
                      Dealers.

Managing Members      Reimbursement at Cost for other       $176,108
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all         $  5,924
and Affiliates        Acquisition Expenses

Managing Members      Reimbursement at Cost for all         $ 21,365
and Affiliates        Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, Member relations
                      and other administrative functions.

Managing Members      Reimbursement at Cost for all         $      0
and Affiliates        expenses related to the disposition
                      of the Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal     $    474
                      year.

Managing Members      1% of distributions of Net Proceeds   $      0
                      of Sale until Limited Members have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions, plus
                      (b) an amount equal to 7% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to the extent not previously
                      distributed.   10%  of  distributions
                      of Net Proceeds of Sale thereafter.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing
Members and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2001, the cumulative reimbursements to the Managing Members and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

         A. Exhibits -
                              Description

         3.1 Certificate of Limited Liability Company (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form SB-2 filed on December 29, 2000 [File No. 333-52960]).

         3.2 Operating Agreement to the Prospectus (incorporated by reference to Exhibit A of the registrant's Registration Statement on Form 424B3 filed on June 18, 2001 [File No. 333-52960]).

        10.1 Form of Impoundment Agreement with Fidelity Bank (incorporated by reference to Exhibit 10 of Amendment
               No. 2 of the registrant's Registration Statement on Form SB-2 filed on April 12, 2001[File No. 333-52960]).

        10.2 Net Lease Agreement dated March 30, 2001 between AEI Fund Management XVII, Inc. and ARAMARK Educational Resources, Inc. relating to the property at 1512 North Route 83, Round Lake Beach, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 13, 2001).

        10.3 Quit Claim Deed dated November 1, 2001 between the Company and AEI Fund Management XVII, Inc. relating to the property at 1512 North Route 83, Round Lake Beach, Illinois (incorporated by reference to Exhibit 10.2 of Form 8-K filed November 13, 2001).

         B.   Reports on Form 8-K -
              During the quarter ended December 31,2001,
              the   Company  filed  a  Form   8-K, dated
              November    13,   2001,   reporting    the
              acquisition   of   a   Children's    World
              daycare  center  in  Round   Lake   Beach,
              Illinois.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AEI INCOME & GROWTH FUND 24
                           Limited Liability Company
                           By: AEI Fund Management XXI, Inc.
                           Its Managing Member



March 6, 2002              By:/s/ Robert P. Johnson
                                  Robert P. Johnson, President and
                                  Director (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                             Title                             Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 6, 2002
    Robert P. Johnson  and Sole Director of Managing Member

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 6, 2002
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)