Form 10QSB
period 2002-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2002-05-15
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

               Commission file number:  000-49653


                   AEI INCOME & GROWTH FUND 24 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Delaware                    41-1990952
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

                         Yes        No [X]




                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002:

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

                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                    2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 4,282,052    $ 1,358,780

INVESTMENTS IN REAL ESTATE:
  Land                                              415,230        415,230
  Building and Equipment                          1,332,919      1,332,919
  Accumulated Depreciation                          (22,215)        (8,886)
                                                 -----------    -----------
      Net Investments in Real Estate              1,725,934      1,739,263
                                                 -----------    -----------
          Total Assets                          $ 6,007,986    $ 3,098,043
                                                 ===========    ===========


                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $   131,656    $    84,172
  Distributions Payable                              54,335         15,813
                                                 -----------    -----------
      Total Current Liabilities                     185,991         99,985
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                             (620)         1,037
  Limited Members' Equity, $1,000 Unit Value;
    50,000 Units authorized; 6,912 and 3,522
    Units issued and outstanding in 2002 and
    2001, respectively                            5,822,615      2,997,021
                                                 -----------    -----------
      Total Members' Equity                       5,821,995      2,998,058
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $ 6,007,986    $ 3,098,043
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF OPERATIONS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2002           2001

INCOME:
   Rent                                         $    41,634    $         0
   Investment Income                                  9,523              0
                                                 -----------    -----------
        Total Income                                 51,157              0
                                                 -----------    -----------

EXPENSES:
   LLC Administration - Affiliates                   37,102              0
   LLC Administration and Property
      Management - Unrelated Parties                  3,418              0
   Depreciation                                      13,329              0
                                                 -----------    -----------
        Total Expenses                               53,849              0
                                                 -----------    -----------

NET  LOSS                                       $    (2,692)   $         0
                                                 ===========    ===========

NET LOSS ALLOCATED:
   Managing Members                             $       (27)   $         0
   Limited Members                                   (2,665)             0
                                                 -----------    -----------
                                                $    (2,692)   $         0
                                                 ===========    ===========

NET LOSS PER LLC UNIT
   (4,960 weighted average Units
    outstanding in 2002)                        $      (.54)   $         0
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                       $    (2,692)    $         0

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      13,329               0
     Increase in Payable to
        AEI Fund Management, Inc.                      47,484               0
                                                   -----------     -----------
             Total Adjustments                         60,813               0
                                                   -----------     -----------
        Net Cash Provided By
        Operating Activities                           58,121               0
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital  Contributions from Limited Members      3,389,369               0
   Organization and Syndication Costs                (508,405)              0
   Increase in Distributions Payable                   38,522               0
   Distributions to Members                           (54,335)              0
                                                   -----------     -----------
        Net Cash Provided By
        Financing Activities                        2,865,151               0
                                                   -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           2,923,272               0

CASH AND CASH EQUIVALENTS, beginning of period      1,358,780           1,000
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $ 4,282,052     $     1,000
                                                   ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members       Total     Outstanding


BALANCE, December 31, 2000  $  1,000   $        0    $    1,000            0

  Net Income                       0            0             0
                             --------   ----------    ----------   ----------
BALANCE, March 31, 2001     $  1,000   $        0    $    1,000            0
                             ========   ==========    ==========   ==========

BALANCE, December 31, 2001  $  1,037   $2,997,021    $2,998,058     3,522.15

  Capital Contributions            0    3,389,369     3,389,369     3,389.37

  Organization and
   Syndication Costs               0     (508,405)     (508,405)

  Distributions               (1,630)     (52,705)      (54,335)

  Net Loss                       (27)      (2,665)       (2,692)
                             --------   ----------   -----------   ----------
BALANCE, March 31, 2002     $   (620)  $5,822,615   $ 5,821,995     6,911.52
                             ========   ==========   ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

                           (Unaudited)

(1) The condensed statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Income & Growth Fund 24 LLC (the Company), a Limited Liability Company, was formed on December 7, 2000 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Special Managing Member and an affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Company.

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At March 31, 2002, 6,911.523
     Units ($6,911,523) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2051, unless dissolved, terminated and liquidated prior to that date.

     During the operations, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

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

                         MARCH 31, 2002
                           (Continued)

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

(3)  Investments in Real Estate -

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

     On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,211,500. The land is leased to Champps Entertainment of Texas, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,150. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Company is charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $3,500,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $350,000.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In April, 2002, the Company entered into an agreement to purchase a Texas Roadhouse restaurant in Kenosha, Wisconsin. The purchase price will be approximately $1,960,000. The property will be leased to Texas Roadhouse Holdings LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $200,000.

     In April, 2002, the Company entered into an agreement to purchase a Children's World daycare center in Tinley Park, Illinois. The purchase price will be approximately
     $1,883,000. The property will be leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $178,000.

     As of March 31, 2002, the Company's commitments to acquire properties exceeded funds available from current subscription proceeds. The Company anticipates future subscription proceeds will be adequate to fund the final acquisition of these commitments.

(4)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by our managers, must be evaluated in the context of a number of factors that may affect our financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties we own and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for members;

    resolution by our managers of conflicts with which they may be confronted;

    the success of our managers of locating properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by AEI Fund 24 operate.


Critical Accounting Policies

        The preparation of the Company's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to AEI Fund 24 as opposed to other funds they manage.

        The Company purchase properties and records them in the financial statements at the lower of cost or estimated realizable value. The Company initially records the properties at cost (including capitalized acquisition expenses). The Company is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, the management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        The Company was organized on December 7, 2000. From this date until initial subscription proceeds of $1,922,964 were released from escrow on October 31, 2001, the Company had received only $1,000 of capital from the Managing Members, had not conducted any business operations other than those related to the offering and sale of units and had not admitted any investors as Limited Members. On November 1, 2001, the Company acquired its first property, a Children's World daycare center in Round Lake Beach, Illinois, for $1,748,149 from an affiliate. The price paid by the Company was equal to the price paid by the affiliate plus the expenses incurred to transfer ownership of the property to the Company. There was no other benefit arising out of the transaction to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

        For the year ended December 31, 2001, the Company recognized rental income of $27,756, representing two months rental income on this property, and investment income of $732 from subscription proceeds temporarily invested in a money market account. The Company also received $21,525 representing the net income earned during the period the affiliate temporarily held the Children's World property. This amount was transferred to the Company in accordance with the Operating Agreement.

        For the three months ended March 31, 2002, the Company recognized rental income of $41,634, representing three months rental income on this property, and investment income of $9,523 from subscription proceeds temporarily invested in a money market account.

        During the year ended December 31, 2001 and the three months ended March 31, 2002, the Company incurred LLC administration expenses payable to an affiliate of the Managing Members of $21,365 and $37,102, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the limited members. During the year ended December 31, 2001 and the three months ended March 31, 2002, the Company incurred LLC administration and property management expenses from unrelated parties of $722 and $3,418, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

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

Liquidity and Capital Resources

        The Company's primary sources of cash are proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, the payment of distributions, the payment of expenses involved in the sale of Units, the management of properties, and the organization and administration of the Company.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company generated $112,098 of cash from operations during the year ended December 31, 2001, including $19,040 of net income, a non-cash expense of $8,886 for depreciation and an $84,172 increase in the payable to our managers for management expenses. The Company generated $58,121 of cash from operations during the three months ended March 31, 2002, representing a loss of $2,692 offset by a non-cash expense of $13,329 for depreciation and a $47,484 increase in the payable to our managers.

        During 2001, the Company used $1,748,149 of cash to purchase the Children's World in Round Lake Beach, Illinois. The
Company did not use any cash in investing activities during the three months ended March 31, 2002.

        The Company commenced the offering of LLC units to the public through a registration statement that became effective May 18, 2001 and will continue until May 17, 2003, unless all 50,000 LLC units are sold before then. Through March 31, 2002, the Company raised a total of $6,911,523 from the sale of 6,911.523 units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $1,036,728.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the year ended December 31, 2001 and the three months ended March 31, 2002, the Company declared distributions of $15,813 and $54,335, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or six months after the offering terminates. Although the Company had no formal contractual commitments to expend capital at March 31, 2002, it entered into several commitments after this date.

        On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,211,500. The land is leased to Champps Entertainment of Texas, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,150. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Company is charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $3,500,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $350,000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In April, 2002, the Company entered into an agreement to purchase a Texas Roadhouse restaurant in Kenosha, Wisconsin. The purchase price will be approximately $1,960,000. The property will be leased to Texas Roadhouse Holdings LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $200,000.

        In April, 2002, the Company entered into an agreement to purchase a Children's World daycare center in Tinley Park, Illinois. The purchase price will be approximately $1,883,000. The property will be leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $178,000.

        These commitments to acquire properties exceeded funds available from subscription proceeds at March 31, 2002. The Company anticipates future subscription proceeds will be adequate to fund the final acquisition of these commitments. If future subscription proceeds are insufficient, the Company would be forced to seek alternative sources of funds, such as a joint venture with an affiliated entity.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits -
                             Description

       10.1 Development Financing Agreement dated April 8, 2002 between the Company and Champps Entertainment of Texas, Inc. relating to the property at 11681 Westheimer Road, Houston, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 15, 2002).

       10.2 Net Lease Agreement dated April 8, 2002 between the Company and Champps Entertainment of Texas, Inc. relating to the property at 11681 Westheimer Road, Houston, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 15, 2002).

       10.3 Purchase Agreement dated April 18, 2002 between the Company and Texas Roadhouse LLC relating to the property at 7121 118th Avenue, Kenosha, Wisconsin.

       10.4 Assignment of Purchase and Sale Agreement dated April 30, 2002 between the Company and ARAMARK Educational Resources, Inc. relating to the property at 9460 W. 179th Street, Tinley Park, Illinois.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2002          AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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