Form 10QSB
period 2002-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2002-08-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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

                         Yes        No  [X]




                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

           Operations

           Cash Flows

           Changes in Members' Equity

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.  Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)


                             ASSETS

                                                  2002          2001

CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 2,882,470   $ 1,358,780
  Receivables                                      30,457             0
                                               -----------   -----------
      Total Current Assets                      2,912,927     1,358,780
                                               -----------   -----------

INVESTMENTS IN REAL ESTATE:
  Land                                          1,921,400       415,230
  Building and Equipment                        2,876,886     1,332,919
  Construction in Progress                        254,569             0
  Accumulated Depreciation                        (43,264)       (8,886)
                                               -----------   -----------
      Net Investments in Real Estate            5,009,591     1,739,263
                                               -----------   -----------
          Total Assets                        $ 7,922,518   $ 3,098,043
                                               ===========   ===========


                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    98,731   $    84,172
  Distributions Payable                            80,654        15,813
                                               -----------   -----------
      Total Current Liabilities                   179,385        99,985
                                               -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                         (2,063)        1,037
  Limited Members' Equity, $1,000 Unit Value;
      50,000 Units authorized; 9,226 and 3,522
      Units issued and outstanding in 2002 and
      2001, respectively                        7,745,196     2,997,021
                                               -----------   -----------
      Total Members' Equity                     7,743,133     2,998,058
                                               -----------   -----------
        Total Liabilities and Members' Equity $ 7,922,518   $ 3,098,043
                                               ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF OPERATIONS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                              6/30/02        6/30/01   6/30/02     6/30/01

INCOME:
   Rent                      $  89,427    $        0   $ 131,061   $       0
   Investment Income            12,925            29      22,448          29
                              ---------    ----------   ---------   ---------
        Total Income           102,352            29     153,509          29
                              ---------    ----------   ---------   ---------

EXPENSES:
   LLC Administration -
     Affiliates                 37,457            30      74,559          30
   LLC Administration and
     Property Management -
     Unrelated Parties           7,352             0      10,770           0
   Depreciation                 21,049             0      34,378           0
                              ---------    ----------   ---------   ---------
        Total Expenses          65,858            30     119,707          30
                              ---------    ----------   ---------   ---------

NET INCOME (LOSS)            $  36,494    $       (1)  $  33,802   $      (1)
                              =========    ==========   =========   =========

NET INCOME (LOSS) ALLOCATED:
   Managing Members          $   1,041    $       (1)  $   1,014   $      (1)
   Limited Members              35,453             0      32,788           0
                              ---------    ----------   ---------   ---------
                             $  36,494    $       (1)  $  33,802   $      (1)
                              =========    ==========   =========   =========

NET INCOME (LOSS) PER LLC UNIT
 (7,557 and 6,259 weighted
 average Units outstanding in
 2002, respectively)         $    4.69            N/A  $    5.24         N/A
                              =========    ==========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)

                                                    2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                            $    33,802    $       (1)

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                    34,378             0
     Increase in Receivables                        (30,457)            0
     Increase in Payable to
        AEI Fund Management, Inc.                    14,559            30
                                                 -----------    -----------
             Total Adjustments                       18,480            30
                                                 -----------    -----------
        Net Cash Provided By
        Operating Activities                         52,282            29
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                 (3,304,706)            0
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members     5,703,984             0
   Organization and Syndication Costs              (855,597)            0
   Increase in Distributions Payable                 64,841             0
   Distributions to Members                        (137,114)            0
                                                 -----------    -----------
        Net Cash Provided By
        Financing Activities                      4,776,114             0
                                                 -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS         1,523,690            29

CASH AND CASH EQUIVALENTS, beginning of period    1,358,780         1,000
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 2,882,470    $    1,029
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)

                                                                     Limited
                                                                      Member
                               Managing      Limited                  Units
                               Members       Members       Total   Outstanding


BALANCE, December 31, 2000     $ 1,000    $        0   $    1,000           0

  Net Loss                          (1)            0           (1)
                                -------    ----------   ----------  ----------
BALANCE, JUNE 30, 2001         $   999    $        0   $      999           0
                                =======    ==========   ==========  ==========


BALANCE, December 31, 2001     $ 1,037    $2,997,021   $2,998,058    3,522.15

  Capital Contributions              0     5,703,984    5,703,984    5,703.98

  Organization and
    Syndication Costs                0      (855,597)    (855,597)

  Distributions                 (4,114)     (133,000)    (137,114)

  Net Income                     1,014        32,788       33,802
                                -------    ----------   ----------  ----------
BALANCE, June 30, 2002         $(2,063)   $7,745,196   $7,743,133    9,226.13
                                =======    ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

(2)  Organization -

     AEI Income & Growth Fund 24 LLC (the Company), a Limited Liability Company, was formed on November 21, 2000 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Special Managing Member and an affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Company.

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At June 30, 2002, 9,226.138
     Units ($9,226,138) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2051, unless dissolved, terminated and liquidated prior to that date.

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

                          JUNE 30, 2002
                           (Continued)

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


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On May 22, 2002, the Company purchased a Children's World daycare center in Tinley Park, Illinois for $1,897,567. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $180,212.

     On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,152,570, including acquisition expenses. The land is leased to Champps Entertainment of Texas, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,150. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 2002, the Company had advanced $254,569 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $3,500,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $350,000.

     In April, 2002, the Company entered into an agreement to purchase a Texas Roadhouse restaurant in Kenosha, Wisconsin. The purchase price was approximately $1,960,000. In June, 2002, by mutual agreement of the parties, the Purchase Agreement was terminated.

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

Critical Accounting Policies

        The preparation of the Company's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

        The Company purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Company initially records the properties at cost (including capitalized acquisition expenses). The Company is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

       The Company was organized on November 21, 2000. From this date until initial subscription proceeds of $1,922,964 were released from escrow on October 31, 2001, the Company had received only $1,000 of capital from the Managing Members, had not conducted any business operations other than those related to the offering and sale of units and had not admitted any investors as Limited Members. On November 1, 2001, the Company acquired its first property, a Children's World daycare center in Round Lake Beach, Illinois, for $1,748,149 from an affiliate. The price paid by the Company was equal to the price paid by the affiliate plus the expenses incurred to transfer ownership of the property to the Company. There was no other benefit arising out of the transaction to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

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

        For the six months ended June 30, 2002, the Company recognized rental income of $131,061 representing six months rent from one property and rent from two properties acquired during the period. As of this date, the scheduled annual rent for the three properties is $467,897. For the six months ended June 30, 2002, the Company recognized investment income of $22,448 from subscription proceeds temporarily invested in a money market account and from construction advances.

       During the year ended December 31, 2001 and the six months ended June 30, 2002, the Company incurred LLC administration expenses payable to an affiliate of the Managing Members of $21,365 and $74,559, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the limited members. During the year ended December 31, 2001 and the six months ended June 30, 2002, the Company incurred LLC administration and property management expenses from unrelated parties of $722 and $10,770, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company generated $112,098 of cash from operations during the year ended December 31, 2001, including $19,040 of net income, a non-cash expense of $8,886 for depreciation and an $84,172 increase in the payable to our managers for management expenses. The Company generated $52,282 of cash from operations during the six months ended June 30, 2002, representing net income of $33,802 and a non-cash expense of $34,378 for depreciation partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses to our managers.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During 2001, the Company used $1,748,149 of cash to purchase the Children's World in Round Lake Beach, Illinois. During the six months ended June 30, 2002, the Company expended $3,304,706 to invest in real properties (inclusive of acquisition expenses).

        On May 22, 2002, the Company purchased a Children's World daycare center in Tinley Park, Illinois for $1,897,567. On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,152,570, including acquisition expenses. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds for the construction of a Champps Americana restaurant on the site. Through June 30, 2002, the Company had advanced $254,569 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $3,500,000.

        The Company commenced the offering of LLC units to the public through a registration statement that became effective May 18, 2001 and will continue until May 17, 2003, unless all 50,000 LLC units are sold before then. Through June 30, 2002, the Company raised a total of $9,226,138 from the sale of 9,226.138 units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $1,383,920.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the year ended December 31, 2001 and the six months ended June 30, 2002, the Company declared distributions of $15,813 and $137,114, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Operating Agreement requires that all proceeds from the sale of units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or six months after the offering terminates.

        In April, 2002, the Company entered into an agreement to purchase a Texas Roadhouse restaurant in Kenosha, Wisconsin. The purchase price was approximately $1,960,000. In June, 2002, by mutual agreement of the parties, the Purchase Agreement was terminated.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits -
                                  Description

       10.1 Net Lease Agreement dated May 22, 2002 between the LLC and ARAMARK Educational Resources, Inc. relating to the property at 9460 W. 179th Street, Tinley Park, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 28, 2002).

       99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b.   Reports filed on Form 8-K
                During  the quarter ended  June
                30,  2002, the Company filed two Form
                8-K's:

                On  April  15,  2002,
                reporting the acquisition of land  in
                Houston, Texas.

                On   May  28,  2002,
                reporting   the  acquisition   of   a
                Children's  World daycare  center  in
                Tinley Park, Illinois.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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