Form 10QSB
period 2002-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2002-11-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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

                         Yes        No  [X]




                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Operations

           Cash Flows

           Changes in Members' Equity

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K


          Signatures

          Certifications


                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)


                             ASSETS

                                                     2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 3,237,348    $ 1,358,780
  Receivables                                         87,594              0
                                                  -----------    -----------
      Total Current Assets                         3,324,942      1,358,780
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             2,678,267        415,230
  Building and Equipment                           2,880,368      1,332,919
  Construction in Progress                         1,671,449              0
  Accumulated Depreciation                           (72,086)        (8,886)
                                                  -----------    -----------
      Net Investments in Real Estate               7,157,998      1,739,263
                                                  -----------    -----------
           Total  Assets                         $10,482,940    $ 3,098,043
                                                  ===========    ===========


                          LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $   153,626    $    84,172
  Distributions Payable                              108,945         15,813
                                                  -----------    -----------
      Total Current Liabilities                      262,571         99,985
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            (2,724)         1,037
  Limited Members' Equity, $1,000 Unit Value;
   50,000 Units authorized; 12,166 and 3,522
   Units issued and outstanding in 2002 and
   2001, respectively                             10,223,093      2,997,021
                                                  -----------    -----------
      Total Members' Equity                       10,220,369      2,998,058
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $10,482,940    $ 3,098,043
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF OPERATIONS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended       Nine Months Ended
                             9/30/02      9/30/01     9/30/02      9/30/01

INCOME:
   Rent                    $  118,717   $        0   $  249,778  $        0
   Investment Income           35,934            8       58,382          37
                            ----------   ----------   ----------  ----------
        Total Income          154,651            8      308,160          37
                            ----------   ----------   ----------  ----------

EXPENSES:
   LLC Administration -
     Affiliates                33,877        4,659      108,436       4,689
   LLC Administration and
     Property Management -
     Unrelated Parties          2,546            0       13,315           0
   Depreciation                28,821            0       63,200           0
                            ----------   ----------   ----------  ----------
        Total Expenses         65,244        4,659      184,951       4,689
                            ----------   ----------   ----------  ----------

NET INCOME (LOSS)          $   89,407   $   (4,651)  $  123,209  $   (4,652)
                            ==========   ==========   ==========  ==========

NET INCOME (LOSS) ALLOCATED:
   Managing Members        $    2,682   $   (4,651)  $    3,696  $   (4,652)
   Limited Members             86,725            0      119,513           0
                            ----------   ----------   ----------  ----------
                           $   89,407   $   (4,651)  $  123,209  $   (4,652)
                            ==========   ==========   ==========  ==========

NET INCOME (LOSS) PER LLC UNIT
 (10,172 and 7,563 weighted
 average Units outstanding in
 2002, respectively)       $     8.53          N/A   $    15.80         N/A
                            ==========   ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)

                                                   2002             2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                           $   123,209     $    (4,652)

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                   63,200               0
     Increase in Receivables                       (87,594)              0
     Increase in Payable to
        AEI Fund Management, Inc.                   69,454           4,689
                                                -----------     -----------
             Total Adjustments                      45,060           4,689
                                                -----------     -----------
        Net Cash Provided By
        Operating Activities                       168,269              37
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                (5,481,935)              0
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contributions from Limited Members   8,644,284               0
    Organization and Syndication Costs          (1,296,643)              0
    Increase in Distributions Payable               93,132               0
    Distributions to Members                      (248,539)              0
                                                -----------     -----------
        Net Cash Provided By
        Financing Activities                     7,192,234               0
                                                -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS        1,878,568              37

CASH AND CASH EQUIVALENTS, beginning of period   1,358,780           1,000
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period       $ 3,237,348     $     1,037
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)

                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members       Total     Outstanding


BALANCE, December 31, 2000  $  1,000   $         0   $     1,000           0

  Net Loss                    (4,652)            0        (4,652)
                             ---------  -----------   -----------  ----------
BALANCE, September 30, 2001 $ (3,652)  $         0   $    (3,652)          0
                             =========  ===========   ===========  ==========


BALANCE, December 31, 2001  $  1,037   $ 2,997,021   $ 2,998,058    3,522.15

  Capital Contributions            0     8,644,284     8,644,284    8,644.29

  Organization and
    Syndication Costs              0    (1,296,643)   (1,296,643)

  Distributions               (7,457)     (241,082)     (248,539)

  Net Income                   3,696       119,513       123,209
                             ---------  -----------   -----------  ----------
BALANCE, September 30, 2002 $ (2,724)  $10,223,093   $10,220,369   12,166.44
                             =========  ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At September 30, 2002, 12,166.438 Units ($12,166,438) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2051, unless dissolved, terminated and liquidated prior to that date.

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On May 22, 2002, the Company purchased a Children's World daycare center in Tinley Park, Illinois for $1,901,846. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $180,212.

     On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,149,322, including acquisition expenses. The land is leased to Champps Entertainment of Texas, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,150. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 2002, the Company had advanced $1,667,273 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $3,500,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $350,000.

     On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $759,318, including acquisition expenses. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payment of $78,405. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through September 30, 2002, the Company had advanced $4,176 for the construction of the property and was charging interest on the advances at a rate of 10%. The Company's share of the total purchase price, including the cost of the land, will be approximately $2,305,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $230,500.

     On November 7, 2002, the Company purchased a 72% interest in a Jared Jewelry store in Pittsburgh, Pennsylvania. The purchase price was approximately $2,600,000. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $240,285. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.

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


The Application of Critical Accounting Policies

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

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

        For the nine months ended September 30, 2002, the Company recognized rental income of $249,778 representing nine months rent from one property and rent from three properties acquired during the period. As of September 30, 2002, the scheduled annual rent for the four properties is $546,302. For the nine months ended September 30, 2002, the Company recognized investment income of $58,382 from subscription proceeds
temporarily  invested  in  a  money  market  account   and   from
construction advances.

        During the year ended December 31, 2001 and the nine months ended September 30, 2002, the Company incurred LLC administration expenses payable to an affiliate of the Managing Members of $21,365 and $108,436, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the limited members. During the year ended December 31, 2001 and the nine months ended September 30, 2002, the Company incurred LLC administration and property management expenses from unrelated parties of $722 and $13,315, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

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

        The Company generated $112,098 of cash from operations during the year ended December 31, 2001, including $19,040 of net income, a non-cash expense of $8,886 for depreciation and an $84,172 increase in the payable to our managers for management expenses. The Company generated $168,269 of cash from operations during the nine months ended September 30, 2002, representing net income of $123,209 and a non-cash expense of $63,200 for depreciation partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses to our managers.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During 2001, the Company used $1,748,149 of cash to purchase the Children's World in Round Lake Beach, Illinois. During the nine months ended September 30,
2002, the Company expended $5,481,935 to invest in real properties (inclusive of acquisition expenses).

        On May 22, 2002, the Company purchased a Children's World daycare center in Tinley Park, Illinois for $1,901,846. On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,149,322, including acquisition expenses. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds for the construction of a Champps Americana restaurant on the site. Through September 30, 2002, the Company had advanced $1,667,273 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $3,500,000.

        On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $759,318, including acquisition expenses. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds for the construction of a Johnny Carino's restaurant on the site. Through September 30, 2002, the Company had advanced $4,176 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $2,305,000.

        The Company commenced the offering of LLC units to the public through a registration statement that became effective May 18, 2001 and will continue until May 17, 2003, unless all 50,000 LLC units are sold before then. Through September 30, 2002, the Company raised a total of $12,166,438 from the sale of 12,166.438 units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $1,824,966.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the year ended December 31, 2001 and the nine months ended September 30, 2002, the Company declared distributions of $15,813 and $248,539, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Operating Agreement requires that all proceeds from the sale of units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or six months after the offering terminates. Although, the Company had no formal contractual commitments to expend capital at September 30, 2002, it entered into one commitment after this date.

        On November 7, 2002, the Company purchased a 72% interest in a Jared Jewelry store in Pittsburgh, Pennsylvania. The purchase price was approximately $2,600,000. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $240,285. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.

ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Company as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in periodic SEC filings.

       (b)  Changes in internal controls

        There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Managing Member's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits -
                             Description

10.1  Development Financing Agreement dated September 23,  2002 between the LLC and Kona Restaurant Group, Inc. relating to the property at 10025 W. San Juan Way, Littleton, Colorado.

10.2  Net Lease Agreement dated September 23, 2002 between  the
      LLC and Kona Restaurant Group, Inc. relating to the property at 10025 W. San Juan Way, Littleton, Colorado.

10.3  Assignment of Purchase and Sale Agreement  dated  October
      29, 2002 between the Company, AEI Fund Management, Inc. and AEI Private Net Lease Millennium Fund Limited Partnership related to the property at 7381 McKnight Road, Pittsburgh, Pennsylvania.

10.4 Assignment and Assumption of Lease dated November 7, 2002 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and McKnight Road Development, LLC relating to the property at 7381 McKnight Road, Pittsburgh, Pennsylvania.

99.1  Certification  of  Chief  Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of  Chief  Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports filed on Form 8-K - None


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 7, 2002      AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)




                         CERTIFICATIONS



I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Income & Growth Fund 24 LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 7, 2002       /s/ Robert P Johnson
                                  Robert P. Johnson, President
                                  AEI Fund Management XXI, Inc.
                                  Managing Member




                         CERTIFICATIONS



I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Income & Growth Fund 24 LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 7, 2002       /s/ Mark E Larson
                                  Mark E. Larson, Chief Financial Officer
                                  AEI Fund Management XXI, Inc.
                                  Managing Member