Form 10KSB
AEI INCOME & GROWTH FUND 24 LLC
filed 2003-03-31
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $537,720.

As of February 28, 2003, there were 16,734.825 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,734,825.
               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                       Yes           No [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 24 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on November 21, 2000. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM), as the Managing Member, Robert P. Johnson, the President and sole shareholder of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 18, 2001 The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At December 31, 2002, 14,975.754 Units ($14,975,754) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Managing Member has extended the offering of Units to the earlier of completion of sale of all Units or May 17, 2003.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 2002, the Company had purchased five properties, including a partial interest in one property, at a total cost of $10,140,133. The properties are commercial, single tenant buildings leased under triple net leases. The Company is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

        The Company's properties were purchased with subscription proceeds without any indebtedness. The Company will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Company may incur short-term indebtedness to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The Company may borrow to finance the refurbishing of a property.

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


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

        The leases provide the lessees with three to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

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

        On November 7, 2002, the Company purchased a 72% interest in a Jared Jewelry store in Pittsburgh, Pennsylvania for $2,617,080. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $240,285. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.

        On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,211,500. The land is leased to Champps Entertainment of Texas, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,150. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to Champps for the construction of a Champps Americana restaurant on the site. The Company charged interest on the advances at a rate of 10%. On December 18, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $316,500. Total acquisition costs, including the cost of the land, were $3,103,671.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $769,387, including acquisition expenses. The land is leased to Kona Restaurant Group, Inc.
(KRG) under a Lease Agreement with a primary term of 17 years and annual rental payment of $78,405. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through December 31, 2002, the Company had advanced $902,806 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $2,305,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $230,500.

Major Tenants

        During 2002, two tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 87% of total rental revenue in 2002. Because the Company has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Company's rental revenue in 2003 and future years. In the event that certain tenants contribute more than ten percent of rental revenue in future years, any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and leased to various tenants under triple net leases, which will be classified as operating leases. The Company holds an undivided fee simple interest in the properties.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Company decides to sell the property. At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Company's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2002.

                               Total Property                Annual    Annual
                      Purchase  Acquisition                   Lease    Rent Per
Property                Date       Costs       Lessee        Payment   Sq. Ft.

Children's World                                ARAMARK
Daycare Center                                Educational
  Round Lake Beach, IL 11/1/01 $ 1,748,149  Resources, Inc. $ 166,535  $ 18.61

Children's World                                ARAMARK
Daycare Center                                Educational
  Tinley Park, IL      5/22/02 $ 1,901,846  Resources, Inc. $ 180,212  $ 19.94

Jared Jewelry Store
  Pittsburgh, PA
  (72.0%)              11/7/02  $2,617,080  Sterling, Inc.  $ 240,285  $ 57.74

Champps                                        Champps
Americana Restaurant                        Entertainment
  Houston, TX         12/18/02  $3,103,671  of Texas, Inc.  $ 316,500  $ 29.86

Johnny Carino's
Restaurant                                     Kona
  Littleton, CO                             Restaurant
  (land only) (1)      9/23/02  $  769,387  Group, Inc.     $ 78,405   $ 12.45

(1)   Restaurant was under construction as of December 31, 2002.

        The property listed above with a partial ownership percentage is owned with an affiliate of the Company. The remaining interest in the Jared Jewelry Store is owned by AEI Private Net Lease Millennium Fund Limited Partnership. Each entity owns a separate, undivided interest in the property. No specific agreement or commitment exists between the entities as to the management of their respective interests in the property, and the entity that holds more than a 50% interest does not control decisions over the other entity's interest.

        The initial Lease terms are 20 years, except for the Children's World daycare centers, which have Lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except the Jared Jewelry store which has renewal options which may extend the Lease term an additional 20 years.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        Pursuant to the Lease Agreement, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

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

        Through December 31, 2002, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S LLC UNITS AND RELATED
       SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 403 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, beginning in September, 2004, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

        Cash distributions of $11,816 and $474 and were made to the Managing Members and $382,032 and $15,339 were made to the Limited Members in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by our managers, must be evaluated in the context of a number of factors that may affect our financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties we own and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for members;

       - resolution by our managers of conflicts with which they may be confronted;

       - the success of our managers of locating properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Company operate.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the year ended December 31, 2002, the Company recognized rental income of $429,748 representing twelve months rent from one property and rent from four properties acquired during the period. As of December 31, 2002, the scheduled annual rent for the five properties is $981,937. For the year ended December 31, 2002, the Company recognized investment income of $107,972 from subscription proceeds temporarily invested in a money market account and from construction advances.

        During the years ended December 31, 2001 and 2002, the Company incurred LLC administration expenses payable to an affiliate of the Managing Members of $21,365 and $148,697, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the limited members. During the years ended December 31, 2001 and 2002, the Company incurred LLC administration and property management expenses from unrelated parties of $722 and $15,506, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company generated $112,098 of cash from operations during the year ended December 31, 2001, including $19,040 of net income, a non-cash expense of $8,886 for depreciation and an $84,172 increase in the payable to our managers for management expenses. The Company generated $364,271 of cash from operations during the year ended December 31, 2002, representing net income of $271,829 and a non-cash expense of $101,688 for depreciation partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses to our managers.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During 2001, the Company used $1,748,149 of cash to purchase the Children's World in Round Lake Beach, Illinois. During 2002, the Company expended $9,294,790 to invest in real properties (inclusive of acquisition expenses).

        On May 22, 2002, the Company purchased a Children's World daycare center in Tinley Park, Illinois for $1,901,846. On November 7, 2002, the Company purchased a 72% interest in a Jared Jewelry store in Pittsburgh, Pennsylvania for $2,617,080. On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,211,500. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds for the construction of a Champps Americana restaurant on the site. On December 18, 2002, the development was completed at a total cost of $3,103,671, including the cost of the land.

        On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $769,387, including acquisition expenses. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds for the construction of a Johnny Carino's restaurant on the site. Through December 31, 2002, the
Company had advanced $902,806 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $2,305,000.

        The Company commenced the offering of LLC units to the public through a registration statement that became effective May 18, 2001 and will continue until May 17, 2003, unless all 50,000 LLC units are sold before then. Through December 31, 2002, the Company raised a total of $14,975,754 from the sale of 14,975.754 units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $2,245,363.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the years ended December 31, 2001 and 2002, the Company declared distributions of $15,813 and $393,848, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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





                 AEI INCOME & GROWTH FUND 24 LLC

                  INDEX TO FINANCIAL STATEMENTS




                                                          Page

Report of Independent Auditors                             12

Balance Sheet as of December 31, 2002 and 2001             13

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                14

     Cash Flows                                            15

     Changes in Members' Equity                            16

Notes to Financial Statements                         17 - 26





                 REPORT OF INDEPENDENT AUDITORS





To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota





     We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.








Minneapolis, Minnesota
January  21, 2003             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                              Certified Public Accountants

                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                             2002       2001

CURRENT ASSETS:
  Cash and Cash Equivalents             $ 1,897,635  $1,358,780
  Receivables                                27,899           0
                                          ---------   ---------
      Total Current Assets                1,925,534   1,358,780
                                          ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                    4,173,535     415,230
  Buildings and Equipment                 5,966,598   1,332,919
  Construction in Progress                  902,806           0
  Accumulated Depreciation                (110,574)     (8,886)
                                          ---------   ---------
      Net Investments in Real Estate     10,932,365   1,739,263
                                          ---------   ---------
           Total Assets                 $12,857,899  $3,098,043
                                           ========   =========


                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.  $   102,825  $   84,172
  Distributions Payable                     142,475      15,813
                                          ---------   ---------
      Total Current Liabilities             245,300      99,985
                                          ---------   ---------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                  (2,624)       1,037
  Limited Members' Equity, $1,000
      Unit Value; 50,000 Units
      authorized; 14,976 and 3,522
      Units issued and outstanding in
      2002  and  2001, respectively      12,615,223   2,997,021
                                          ---------   ---------
      Total Members' Equity              12,612,599   2,998,058
                                          ---------   ---------
           Total Liabilities and
           Members' Equity             $ 12,857,899  $3,098,043
                                         ==========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31



                                             2002       2001

INCOME:
   Rent                                   $ 429,748  $  27,756
   Investment Income                        107,972        732
   Miscellaneous Income                           0     21,525
                                          ---------  ---------
        Total Income                        537,720     50,013
                                          ---------  ---------

EXPENSES:
   LLC Administration - Affiliates          148,697     21,365
   LLC Administration and Property
      Management - Unrelated Parties         15,506        722
      Depreciation                          101,688      8,886
                                          ---------  ---------
        Total Expenses                      265,891     30,973
                                          ---------  ---------

NET INCOME                                $ 271,829  $  19,040
                                           ========   ========

NET INCOME ALLOCATED:
   Managing Members                       $   8,155  $     571
   Limited Members                          263,674     18,469
                                          ---------  ---------
                                          $ 271,829  $  19,040
                                           ========   ========

NET INCOME PER LLC UNIT
  (8,989 and 2,165 weighted
  average Units outstanding in
  2002 and 2001, respectively)            $   29.33  $    8.53
                                           ========   ========




 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                             2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                           $ 271,829  $  19,040

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                           101,688      8,886
     Increase in Receivables               (27,899)          0
     Increase in Payable to
        AEI Fund Management, Inc.            18,653     84,172
                                          ---------  ---------
             Total Adjustments               92,442     93,058
                                          ---------  ---------
        Net Cash Provided By
            Operating Activities            364,271    112,098
                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate        (9,294,790) (1,748,149)
                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited
     Members                             11,453,600   ,522,154
   Organization and Syndication Costs   (1,717,040)  (528,323)
   Increase in Distributions Payable        126,662     15,813
   Distributions to Members               (393,848)   (15,813)
                                          ---------  ---------
        Net Cash Provided By
            Financing Activities          9,469,374  2,993,831
                                          ---------  ---------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                     538,855  1,357,780

CASH AND CASH EQUIVALENTS,
   beginning of period                    1,358,780      1,000
                                          ---------  ---------
CASH AND CASH EQUIVALENTS,
   end of period                         $1,897,635 $1,358,780
                                          =========  =========




 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31


                                                        Limited
                                                         Member
                           Managing  Limited             Units
                           Members   Members   Total  Outstanding


BALANCE, December 31, 2000           $ 1,000  $         0 $      1,000         0

  Capital Contributions                    0    3,522,154    3,522,154  3,522.15

  Organization and Syndication Costs    (60)    (528,263)    (528,323)

  Distributions                        (474)     (15,339)     (15,813)

  Net Income                             571       18,469       19,040
                                    --------    ---------     --------  --------
BALANCE, December 31, 2001             1,037    2,997,021    2,998,058  3,522.15

  Capital Contributions                    0   11,453,600   11,453,600 11,453.60

  Organization and Syndication Costs       0  (1,717,040)  (1,717,040)

  Distributions                     (11,816)    (382,032)    (393,848)

  Net Income                           8,155      263,674      271,829
                                    --------    ---------    ---------  --------
BALANCE, December 31, 2002          $(2,624)  $12,615,223  $12,612,599 14,975.75
                                    ========   ==========   ========== =========






 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At December 31, 2002, 14,975.754 Units ($14,975,754) were subscribed and accepted by the Company. The Managing Members contributed capital of $1,000. The Managing Member has extended the offering of Units to the earlier of completion of sale of all Units or May 17, 2003. The Company shall continue until December 31, 2051, unless dissolved, terminated and liquidated prior to that date.

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

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated 97% to the Limited Members and 3% to the Managing Members. Net losses from operations will be allocated 99% to the Limited Members and 1% to the Managing Members.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Receivables

       Credit  terms are extended to tenants in the normal course
       of   business.    The  Company  performs  ongoing   credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

     Real Estate

       The Company's real estate is leased under triple net leases classified as operating leases. The Company recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Company compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

      The  Company has capitalized as Investments in Real  Estate certain  costs  incurred in the review and  acquisition  of
      the  properties.   The costs were allocated  to  the  land,
      buildings and equipment.

      The  buildings and equipment of the Company are depreciated using  the  straight-line  method for  financial  reporting purposes based on estimated useful lives of 25 years and  5 years, respectively.

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

      The  Company  owns  a  72.0% interest in  a  Jared  Jewelry
      store.   The remaining interest in this property  is  owned
      by   AEI   Private  Net  Lease  Millennium   Fund   Limited
      Partnership, an affiliate of the Company. Each entity owns a separate, undivided interest in the property. No specific agreement or commitment exists between the entities as to the management of their respective interests in the property, and the entity that holds more than a 50% interest does not control decisions over the other entity's interest.

      AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                           Total Incurred by the Company
                                          for the Year Ended December 31

                                                       2002       2001
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                           $  148,697 $  21,365
                                                       ========  ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.                $   15,506 $     722
                                                       ========  ========

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

                                          Total Incurred by the Company
                                          for the Year Ended December 31

                                                        2002       2001
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company. The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company from the
  lessees in the amount of $155,693 for 2002.        $ (34,469) $   5,924
                                                       ========  ========
d.ASI was the underwriter of the Company's offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 10% for sale of certain
  subscription Units (a majority of this amount was
  re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                           $1,144,360 $ 352,215
                                                       ========  ========
e.AEI is reimbursed for all costs incurred in
  connection with managing the Company's
  offering and organization.                         $ 275,820  $  61,599
                                                      ========   ========
f.AEI is reimbursed for all direct expenses it
  has paid on the Company's behalf to third parties
  relating to the offering and organization of
  the Company.  These expenses included printing
  costs, legal and filing fees, direct administrative
  costs, underwriting costs and due diligence fees.  $ 296,860  $ 114,509
                                                      ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e, and
     f. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE -

     The Company leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Children's World daycare centers, which have Lease terms of 15 years and the Johnny
     Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except the Jared Jewelry store which has renewal options which may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

     The Company's properties are commercial, single-tenant buildings. The Children's World daycare center in Round Lake Beach, Illinois was constructed in 2000 and acquired in 2001. The land for the Johnny Carino's restaurant was acquired in 2002 and construction of the restaurant will be completed in 2003. The remaining properties were constructed and acquired in 2002. There have been no costs capitalized as improvements subsequent to the acquisition.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2002 are as follows:

                                Buildings and          Accumulated
Property                  Land    Equipment    Total   Depreciation

Children's World,
  Round Lake Beach, IL $415,230 $ 1,332,919 $ 1,748,149  $ 62,203

Children's World,
  Tinley Park, IL       354,397   1,547,449   1,901,846    38,686

Jared Jewelry,
  Pittsburgh, PA      1,364,415   1,252,665   2,617,08      6,263

Champps Americana,
  Houston, TX         1,270,106   1,833,565   3,103,67      3,422

Johnny Carino's,
  Littleton, CO         769,387           0     769,38          0
                      ---------   ---------   ---------   -------
                     $4,173,535 $ 5,966,598 $10,140,133  $110,574
                       ========    ========   =========   =======

     On November 1, 2001, the Company purchased a Children's World daycare center in Round Lake Beach, Illinois for $1,748,149. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $166,535.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4) INVESTMENTS IN REAL ESTATE - (Continued)

     On May 22, 2002, the Company purchased a Children's World daycare center in Tinley Park, Illinois for $1,901,846. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $180,212.

     On November 7, 2002, the Company purchased a 72% interest in a Jared Jewelry store in Pittsburgh, Pennsylvania for $2,617,080. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $240,285.

     On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,211,500. The land is leased to Champps Entertainment of Texas, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,150. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to Champps for the construction of a Champps Americana restaurant on the site. The Company charged interest on the advances at a rate of 10%. On December 18, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $316,500. Total acquisition costs, including the cost of the land, were $3,103,671.

     On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $769,387, including acquisition expenses. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payment of $78,405. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through December 31, 2002, the Company had advanced $902,806 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $2,305,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $230,500.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2002 are as follows:

                       2003             $982,133
                       2004              982,919
                       2005              983,713
                       2006              984,515
                       2007              990,880
                       Thereafter     13,266,847
                                       ---------
                                     $18,191,007
                                       =========

     There were no contingent rents recognized in 2002 and 2001.

                     AEI INCOME & GROWTH FUND 24 LLC

                     NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2002 AND 2001

(5)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

                                               2002       2001
      Tenants                Industry

     ARAMARK Educational
        Resources, Inc.     Child Care       $ 276,503   $ 27,756

     Champps Entertainment  Restaurant
        of Texas, Inc.                          95,859        N/A
                                             ---------   --------

     Aggregate rent revenue of major tenants $ 372,362   $ 27,756
                                              ========   ========

     Aggregate rent revenue of major tenants
     as a percentage of total rent revenue         87%       100%
                                              ========   ========

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

(7)  Members' Capital -

     Cash  distributions of $11,816 and $474  were  made  to  the
     Managing Members and $382,032 and $15,339 were made to the Limited Members for the years ended December 31, 2002 and 2001, respectively. The Limited Members' distributions represent $42.50 and $7.08 per LLC Unit outstanding using 8,989 and 2,165 weighted average Units in 2002 and 2001, respectively. The distributions represent $29.33 and $7.08 per Unit of Net Income and $13.17 and $-0- per Unit of return of contributed capital in 2002 and 2001, respectively.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  MEMBERS' CAPITAL - (Continued)

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

(8)  INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2002       2001

     Net Income for Financial
      Reporting Purposes                  $ 271,829  $  19,040

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                     22,064      4,625

     Capitalized Start-Up Costs
      Under Section 195                           0      8,698

     Amortization of Start-Up and
      Organization Costs                    (2,939)      (490)
                                          ---------  ---------
           Taxable Income to Members      $ 290,954  $  31,873
                                           ========   ========


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(8)  INCOME TAXES - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                              2002       2001

     Members' Equity for
      Financial Reporting Purposes      $12,612,599  $ 2,998,058

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                     26,689        4,625

     Capitalized Start-Up Costs
      Under Section 195                       8,697        8,698

     Amortization of Start-Up and
      Organization Costs                    (3,429)        (490)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes    2,237,340      528,133
                                          ---------    ---------
           Members' Equity for
              Tax Reporting Purposes    $14,881,896   $3,539,024
                                          =========    =========

(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                               _______2002_______     _______2001_______
                               Carrying     Fair       Carrying    Fair
                                Amount      Value       Amount     Value

     Money  Market Funds    $ 1,897,635 $ 1,897,635 $ 1,358,780 $ 1,358,780
                              ---------   ---------   ---------   ---------
       Total Cash and
           Cash Equivalents $ 1,897,635 $ 1,897,635 $ 1,358,780 $ 1,358,780
                              =========   =========   =========   =========

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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2003. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2003:

   Name and Address                          Number of     Percent
   of Beneficial Owner                       Units Held    of Class

   AEI Fund Management XXI, Inc.                 0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                             0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson *                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

    * Mr. Larson resigned as an officer of the Managing Member effective February 28, 2003.

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2002 and 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2002, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2002.

Person or Entity                              Amount Incurred From
 Receiving             Form and Method    Inception (December 7, 2000)
Compensation           of Compensation        To December 31, 2002

AEI Securities, Inc. Selling Commissions equal         $ 1,496,575
                     to 10% of proceeds, most of
                     which were reallowed to
                     Participating Dealers.

Managing Members     Reimbursement at Cost for other   $   748,788
and Affiliates       Organization and Offering Costs.


Managing Members     Reimbursement at Cost for all     $  (28,545)
and Affiliates       Acquisition Expenses

Managing Members     Reimbursement at Cost for all     $   170,062
and Affiliates       Administrative Expenses
                     attributable to the Fund,
                     including all expenses related
                     to management of the Fund's
                     properties and all other transfer
                     agency, reporting, Member relations
                     and other administrative functions.

Managing Members     Reimbursement at Cost for all     $         0
                     expenses related and Affiliates
                     to the disposition of the Fund's
                     properties.

Managing Members     3% of Net Cash Flow in any fiscal $    12,290
                     year.

Managing Members     1% of distributions of Net        $         0
                     Proceeds of Sale until Limited
                     Members have received an amount
                     equal to (a) their Adjusted
                     Capital Contributions, plus (b)
                     an amount equal to 7% of their
                     Adjusted Capital Contributions
                     per annum, cumulative but not
                     compounded, to the extent not
                     previously distributed. 10%
                     of distributions of Net Proceeds
                     of Sale thereafter.

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

     10.1  Form  of  Impoundment  Agreement  with  Fidelity  Bank
     (incorporated by reference to Exhibit 10 of Amendment No.  2 of the registrant's Registration Statement on Form SB-2 filed on April 12, 2001 [File No. 333-52960]).

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

     10.4 Development Financing Agreement dated April 8, 2002 between the Company and Champps Entertainment of Texas, Inc. relating to the property at 11681 Westheimer Road, Houston, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 15, 2002).

     10.5 Net Lease Agreement dated April 8, 2002 between the Company and Champps Entertainment of Texas, Inc. relating to the property at 11681 Westheimer Road, Houston, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 15, 2002).

     10.6 Purchase Agreement dated April 18, 2002 between the Company and Texas Roadhouse LLC relating to the property at 7121 118th Avenue, Kenosha, Wisconsin (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed May 10,
     2002).

     10.7 Assignment of Purchase and Sale Agreement dated April 30, 2002 between the Company and ARAMARK Educational Resources, Inc. relating to the property at 9460 W. 179th Street, Tinley Park, Illinois (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed May 10, 2002).

     10.8 Net Lease Agreement dated May 22, 2002 between the Company and ARAMARK Educational Resources, Inc. relating to the property at 9460 W. 179th Street, Tinley Park, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 28, 2002).

     10.9 Development Financing Agreement dated September 23, 2002 between the Company and Kona Restaurant Group, Inc. relating to the property at 10025 W. San Juan Way, Littleton, Colorado (incorporated by reference to Exhibit
     10.1 of  Form 10-QSB filed November 7, 2002).

     10.10 Net Lease Agreement dated September 23, 2002 between the Company and Kona Restaurant Group, Inc.
     relating to the property at 10025 W San Juan Way, Littleton, Colorado (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed November 7, 2002).

     10.11 Assignment of Purchase and Sale Agreement dated October 29, 2002 between the Company, AEI Fund Management, Inc. and AEI Private Net Lease Millennium Fund Limited Partnership related to the property at 7381 McKnight Road, Pittsburgh, Pennsylvania (incorporated by reference to
     Exhibit 10.3 of Form 10-QSB filed November 7, 2002).

     10.12 Assignment and Assumption of Lease dated November 7, 2002 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and McKnight Road Development, LLC relating to the property at 7381 McKnight Road, Pittsburgh, Pennsylvania (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 7, 2002).



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. (Continued)

             A.   Exhibits -
                             Description

     10.13      First  Amendment  to Net  Lease  Agreement  dated
     December 18, 2002 between the Company and Champps Entertainment of Texas, Inc. relating to the property at 11681 Westheimer Road, Houston, Texas (incorporated by reference to Exhibit 10.3 of Form 8-K filed December 23,
     2002).

     99.1  Certification of Chief Executive Officer  of  Managing
     Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2  Certification of Chief Financial Officer  of  Managing
     Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     B. Reports on Form 8-K - During
                              the  quarter ended December 31,  2002,
                              the  Company filed a Form  8-K,  dated
                              December   23,  2002,  reporting   the
                              acquisition  of  a  Champps  Americana
                              restaurant in Houston, TX.

ITEM 14.  CONTROLS AND PROCEDURES.

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

                           AEI INCOME & GROWTH FUND 24
                           Limited Liability Company
                           By: AEI Fund Management XXI, Inc.
                           Its Managing Member



March 28, 2003             By: /s/ Robert P. Johnson
                               Robert P. Johnson, President and Director
                               (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                            Title                              Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 28, 2003
Robert P. Johnson      and Sole Director of Managing Member

/s/ Patrick W. Keene   Chief Financial Officer and Treasurer    March 28, 2003
Patrick W. Keene       (Principal Accounting Officer)


                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I  have  reviewed this annual report on Form  10-KSB  of  AEI
Income & Growth Fund 24 LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 28, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XXI, Inc.
                                 Managing Member


                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I  have  reviewed this annual report on Form  10-KSB  of  AEI
Income & Growth Fund 24 LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 28, 2003           /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XXI, Inc.
                                 Managing Member