Form 10QSB
period 2003-05-12
AEI INCOME & GROWTH FUND 24 LLC
filed 2003-05-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

               Commission file number:  000-49653


                   AEI INCOME & GROWTH FUND 24 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


   ___State of Delaware____              __41-1990952__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

            _____________(651) 227-7333_____________
                   (Issuer's telephone number)


          _______________Not Applicable_______________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX


                                                     Page

PART I.  Financial Information

    Item 1.  Balance Sheet as of March 31, 2003
              and December 31, 2002                    3

             Statements for the Periods ended
              March 31, 2003 and 2002:

               Operations                              4

               Cash Flows                              5

               Changes in Members' Equity              6

             Notes to Financial Statements           7 - 9

    Item 2.  Management's Discussion and Analysis   10 - 12

    Item 3.  Controls and Procedures                  13

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                        13

    Item 2.  Changes in Securities                    13

    Item 3.  Defaults Upon Senior Securities          13

    Item 4.  Submission of Matters to a
             Vote of Security Holders                 13

    Item 5.  Other Information                        13

    Item 6.  Exhibits and Reports on Form 8-K         14

          Signatures                                  14

          Certifications                            15-16

                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $4,130,154 $ 1,897,635
  Receivables                                47,571      27,899
                                          ---------   ---------
      Total Current Assets                4,177,725   1,925,534
                                          ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                    4,183,283   4,173,535
  Building and Equipment                  5,969,976   5,966,598
  Construction in Progress                1,358,505     902,806
  Accumulated Depreciation                 (172,477)   (110,574)
                                          ---------   ---------
      Net Investments in Real Estate     11,339,287  10,932,365
                                          ---------   ---------
           Total  Assets                $15,517,012 $12,857,899
                                          =========   =========


                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $ 162,684 $   102,825
  Distributions Payable                     210,914     142,475
  Unearned Rent                              52,933           0
                                          ---------   ---------
      Total Current Liabilities             426,531     245,300
                                          ---------   ---------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                   (4,265)     (2,624)
  Limited Members' Equity, $1,000 Unit Value;
      50,000 Units authorized;
      17,955 and 14,976 Units issued
      and outstanding in 2003
      and 2002, respectively             15,094,746  12,615,223
                                          ---------   ---------
      Total Members' Equity              15,090,481  12,612,599
                                          ---------   ---------
           Total Liabilities
           and Members' Equity          $15,517,012 $12,857,899
                                          =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF OPERATIONS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                             2003       2002

INCOME:
   Rent                                   $ 245,484  $  41,634
   Investment Income                         33,485      9,523
                                          ---------  ---------
        Total Income                        278,969     51,157
                                          ---------  ---------

EXPENSES:
   LLC Administration - Affiliates           48,563     37,102
   LLC Administration and Property
      Management - Unrelated Parties          8,801      3,418
      Depreciation                           61,903     13,329
                                          ---------  ---------
        Total Expenses                      119,267     53,849
                                          ---------  ---------

NET INCOME (LOSS)                         $ 159,702  $  (2,692)
                                          =========  =========

NET INCOME (LOSS) ALLOCATED:
   Managing Members                       $   4,791  $     (27)
   Limited Members                          154,911     (2,665)
                                          ---------  ---------
                                          $ 159,702  $  (2,692)
                                          =========  =========

NET INCOME (LOSS) PER LLC UNIT
  (15,846 and 4,960 weighted average
  Units outstanding in 2003 and 2002,
  respectively)                           $    9.78  $    (.54)
                                          =========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                             2002       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                      $ 159,702  $   (2,692)

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                            61,903      13,329
     Increase in Receivables                (19,672)          0
     Increase in Payable to
        AEI Fund Management, Inc.            59,859      47,484
     Increase in Unearned Rent               52,933           0
                                          ---------   ---------
             Total Adjustments              155,023      60,813
                                          ---------   ---------
        Net Cash Provided By
            Operating Activities            314,725      58,121
                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate              (468,825)          0
                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from
      Limited Members                     2,979,522   3,389,369
   Organization and Syndication Costs      (446,928)   (508,405)
   Increase in Distributions Payable         68,439      38,522
   Distributions to Members                (214,414)    (54,335)
                                          ---------   ---------
        Net Cash Provided By
            Financing Activities          2,386,619   2,865,151
                                          ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS 2,232,519   2,923,272

CASH  AND  CASH EQUIVALENTS,
beginning of period                       1,897,635   1,358,780
                                          ---------   ---------
CASH AND CASH EQUIVALENTS, end of period $4,130,154  $4,282,052
                                          =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                               Limited
                                                                Member
                              Managing   Limited                Units
                              Members    Members      Total  Outstanding


BALANCE, December 31, 2001    $ 1,037  $ 2,997,021  $2,998,058  3,522.15

  Capital Contributions             0    3,389,369   3,389,369  3,389.37

  Organization and
  Syndication Costs                 0     (508,405)   (508,405)

  Distributions                (1,630)     (52,705)    (54,335)

  Net Loss                        (27)      (2,665)     (2,692)
                             --------    ---------  ----------  --------
BALANCE, March 31, 2002        $ (620) $ 5,822,615  $5,821,995  6,911.52
                             ========   ==========  ========== =========


BALANCE, December 31, 2002    $(2,624) $12,615,223 $12,612,599  14,975.75

  Capital Contributions             0    2,979,522   2,979,522   2,979.53

  Organization and
  Syndication Costs                 0     (446,928)   (446,928)

  Distributions                (6,432)    (207,982)   (214,414)

  Net Income                    4,791      154,911     159,702
                             --------    ---------    --------   --------
BALANCE, March 31, 2003      $ (4,265) $15,094,746 $15,090,481  17,955.28
                            =========   ==========  ==========  =========






        The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

                           (Unaudited)

(1)The condensed statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-KSB.

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At March 31, 2003, 17,955.276
     Units ($17,955,276) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Managing Member has extended the offering of Units to the earlier of completion of sale of all Units or May 17, 2003. The Company shall continue until December 31, 2051, unless dissolved, terminated and liquidated prior to that date.

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

                         MARCH 31, 2003
                           (Continued)

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

(3)  INVESTMENTS IN REAL ESTATE -

     On May 22, 2002, the Company purchased a Children's World daycare center in Tinley Park, Illinois for $1,901,845. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $180,212.

     On November 7, 2002, the Company purchased a 72% interest in a Jared Jewelry store in Pittsburgh, Pennsylvania for $2,620,893. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $240,285. The remaining interest in the property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003
                           (Continued)

(3)  INVESTMENTS IN REAL ESTATE - (Continued)

     On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,211,500. The land is leased to Champps Entertainment of Texas, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,150. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to Champps for the construction of a Champps Americana restaurant on the site. The Company charged interest on the advances at a rate of 10%. On December 18, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $316,500. Total acquisition costs, including the cost of the land, were $3,106,301.

     On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $776,071, including acquisition expenses. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payment of $78,405. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2003, the Company had advanced $1,358,505 for the construction of the property and was charging interest on the advances at a rate of 10%. On April 10, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $223,500. The total purchase price, including the cost of the land, was approximately $2,235,000.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the three months ended March 31, 2003, the Company recognized rental income of $245,484 representing three months rent from five properties. As of March 31, 2003, the scheduled annual rent for the five properties is $981,937. For the three months ended March 31, 2003, the Company recognized investment income of $33,485 from subscription proceeds temporarily invested in a money market account and from construction advances.

        For the three months ended March 31, 2002, the Company recognized rental income of $41,634, representing three months rental income from one property, and investment income of $9,523 from subscription proceeds temporarily invested in a money market account.

       During the three months ended March 31, 2003 and 2002, the Company paid LLC administration expenses to affiliated parties of $48,563 and $37,102, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $8,801 and $3,418, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

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

        The Company generated $314,725 of cash from operations during the three months ended March 31, 2003, representing net income of $159,702 and a non-cash expense of $61,903 for depreciation and net timing differences in the collection of payments from the lessees and the payment of expenses to our managers. The Company generated $58,121 of cash from operations during the three months ended March 31, 2002, representing a loss of $2,692 offset by a non-cash expense of $13,329 for depreciation and a $47,484 increase in the payable to our managers.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003, the Company expended $468,825 to invest in real properties (inclusive of acquisition expenses).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On May 22, 2002, the Company purchased a Children's World daycare center in Tinley Park, Illinois for $1,901,845. On November 7, 2002, the Company purchased a 72% interest in a Jared Jewelry store in Pittsburgh, Pennsylvania for $2,620,893. On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,211,500. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds for the construction of a Champps Americana restaurant on the site. On December 18, 2002, the development was completed at a total cost of $3,106,301, including the cost of the land.

        On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $776,071 including acquisition expenses. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company will advance funds for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2003, the Company had advanced $1,358,505 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $2,235,000.

        The Company commenced the offering of LLC units to the public through a registration statement that became effective May 18, 2001 and will continue until May 17, 2003, unless all 50,000 LLC units are sold before then. Through March 31, 2003, the Company raised a total of $17,955,276 from the sale of 17,955.276 units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $2,692,291.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the three months ended March 31, 2003 and 2002, the Company declared distributions of $214,414 and $54,335, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

ITEM 1. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits -
                                Description

     10.1 First Amendment to New Lease Agreement dated April 10, 2003 between the Company and Kona Restaurant Group, Inc. relating to the property at 10025 W. San Juan Way, Littleton, Colorado (incorporated by reference to Exhibit
     10.2 of Form 8-K filed April 16, 2003).

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


Dated:  May 14, 2003          AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By: /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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



Dated:  May 14, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XXI, Inc.
                                 Managing Member


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



Dated:  May 14, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XXI, Inc.
                                 Managing Member