Form 10QSB
period 2003-08-08
AEI INCOME & GROWTH FUND 24 LLC
filed 2003-08-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

               Commission file number:  000-49653


                   AEI INCOME & GROWTH FUND 24 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


   ___State of Delaware____              __41-1990952__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

            _____________(651) 227-7333_____________
                   (Issuer's telephone number)


       ____________________Not Applicable_________________
 (Former name, former address and former fiscal year, if changed since last report)

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

                    Yes  _____     No  __X__




                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX


                                                     Page

PART I.     Financial Information

    Item 1. Balance Sheet as of June 30, 2003
            and December 31, 2002                     3

        Statements for the Periods ended June 30, 2003 and 2002:

           Income                                     4

           Cash Flows                                 5

           Changes in Members' Equity                 6

        Notes to Financial Statements               7 - 10

    Item 2. Management's Discussion and Analysis   11 - 13

    Item 3. Controls and Procedures                   14

PART II.    Other Information

    Item 1. Legal Proceedings                         14

    Item 2. Changes in Securities                     14

    Item 3. Defaults Upon Senior Securities           14

    Item 4. Submission of Matters to a Vote of
            Security Holders                          14

    Item 5. Other Information                         14

    Item 6. Exhibits and Reports on Form 8-K          15

        Signatures                                    15

                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents               $9,928,379 $ 1,897,635
  Receivables                                     0       27,899
                                          ---------    ---------
      Total Current Assets                9,928,379    1,925,534
                                          ---------    ---------
INVESTMENTS IN REAL ESTATE:
  Land                                    4,198,868    4,173,535
  Building and Equipment                  7,400,872    5,966,598
  Construction in Progress                        0      902,806
  Accumulated Depreciation                 (248,463)    (110,574)
                                          ---------    ---------
      Net Investments in Real Estate     11,351,277   10,932,365
                                          ---------    ---------
           Total Assets                 $21,279,656  $12,857,899
                                          =========    =========


                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $   6,279  $   102,825
  Distributions Payable                     275,273      142,475
  Unearned Rent                              20,024            0
                                          ---------    ---------
      Total Current Liabilities             301,576      245,300
                                          ---------    ---------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                   (7,930)      (2,624)
  Limited Members' Equity, $1,000 Unit Value;
      50,000 Units authorized; 24,831 and
      14,976 Units issued and outstanding
      in 2003 and 2002, respectively     20,986,010   12,615,223
                                          ---------    ---------
      Total Members' Equity              20,978,080   12,612,599
                                          ---------    ---------
          Total Liabilities and
             Members' Equity            $21,279,656  $12,857,899
                                          =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                           Three Months Ended      Six Months Ended
                            6/30/03 6/30/02         6/30/03 6/30/02

RENTAL INCOME               $278,131 $ 89,427     $523,615 $131,061

EXPENSES:
   LLC Administration -
     Affiliates               34,980   37,457       83,543   74,559
   LLC Administration
     and Property Management -
     Unrelated Parties        29,266    7,352       38,067   10,770
   Depreciation               75,986   21,049      137,889   34,378
                             -------  -------      -------  -------
        Total Expenses       140,232   65,858      259,499  119,707
                             -------  -------      -------  -------

OPERATING INCOME             137,899   23,569      264,116   11,354

OTHER INCOME:
   Interest Income            18,718   12,925       52,203   22,448
                             -------  -------      -------  -------
NET INCOME                  $156,617 $ 36,494     $316,319 $ 33,802
                             =======  =======      =======  =======

NET INCOME ALLOCATED:
   Managing Members        $  4,698  $  1,041     $  9,489 $  1,014
   Limited Members          151,919    35,453      306,830   32,788
                            -------   -------      -------  -------
                           $156,617  $ 36,494     $316,319 $ 33,802
                            =======   =======      =======  =======

 NET INCOME PER LLC UNIT   $   7.37  $   4.69     $  16.84 $   5.24
                             ======    ======       ======   ======

Weighted Average Units
  Outstanding                20,603     7,557       18,224    6,259
                             ======    ======       ======   ======

The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                   2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                  $  316,319  $  33,802

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                 137,889     34,378
     (Increase) Decrease in Receivables            27,899    (30,457)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                 (96,546)    14,559
     Increase in Unearned Rent                     20,024          0
                                                ---------  ---------
             Total Adjustments                     89,266     18,480
                                                ---------  ---------
        Net Cash Provided By
           Operating Activities                   405,585     52,282
                                                ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                    (556,801)(3,304,706)
                                                ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited
     Members                                    9,855,529  5,703,984
   Organization and Syndication Costs          (1,313,180)  (855,597)
   Increase in Distributions Payable              132,798     64,841
   Distributions to Members                      (493,187)  (137,114)
                                                ---------  ---------
        Net Cash Provided By
           Financing Activities                 8,181,960  4,776,114
                                                ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS       8,030,744  1,523,690

CASH AND CASH EQUIVALENTS,
  beginning of period                           1,897,635  1,358,780
                                                ---------  ---------
CASH AND CASH EQUIVALENTS,
  end of period                                $9,928,379 $2,882,470
                                                 ========   ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                  Limited
                                                                   Member
                                 Managing    Limited                Units
                                 Members     Members      Total  Outstanding


BALANCE, December 31, 2001        $ 1,037  $ 2,997,021  $2,998,058  3,522.15

  Capital Contributions                 0    5,703,984   5,703,984  5,703.98

  Organization and Syndication Costs    0     (855,597)   (855,597)

  Distributions                    (4,114)    (133,000)   (137,114)

  Net Income                        1,014       32,788      33,802
                                 --------    ---------    --------  --------
BALANCE, June 30, 2002            $(2,063) $ 7,745,196  $7,743,133  9,226.13
                                  =======    =========   =========  ========


BALANCE, December 31, 2002        $(2,624) $12,615,223 $12,612,599 14,975.75

  Capital Contributions                 0    9,855,529   9,855,529  9,855.53

  Organization and Syndication Costs    0   (1,313,180) (1,313,180)

  Distributions                   (14,795)    (478,392)   (493,187)

  Net Income                        9,489      306,830     316,319
                                 --------    ---------    --------  --------
BALANCE, June 30, 2003            $(7,930) $20,986,010 $20,978,080 24,831.28
                                  =======    =========   =========  ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 17, 2003 when the extended offering period expired. The Company received subscriptions for 24,831.283 Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $24,831,283 and $1,000, respectively. The Company shall continue until December 31, 2051, unless dissolved, terminated and liquidated prior to that date.

     During operations, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(2)  ORGANIZATION - (Continued)

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

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES -

     The Company's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES - (Continued)

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

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

(4)  RECLASSIFICATION -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Members' capital, net income or cash flows.

(5)  INVESTMENTS IN REAL ESTATE -

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


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,211,500. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Champps Entertainment of Texas, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,150. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 10%. On December 18, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $316,500. Total acquisition costs, including the cost of the land, were $3,106,301.

     On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $784,052. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant
     Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payment of $78,405. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the
     Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 10%. On April 10, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $223,500. Total acquisition costs, including the cost of the land, were $2,222,552.

     Subsequent to June 30, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas. Total acquisitions costs were approximately $1,825,000. The property is leased to Austin Pancho's I, LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625.

(6)  PAYABLE TO AEI FUND MANAGEMENT, INC. -

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

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        For the six months ended June 30, 2003, the Company recognized rental income of $523,615 representing six months rent from five properties. As of June 30, 2003, the scheduled annual rent for the five properties is $1,127,032. For the six months ended June 30, 2003, the Company recognized interest income of $52,203 from subscription proceeds temporarily invested in a money market account and from construction advances.

        For the six months ended June 30, 2002, the Company recognized rental income of $131,061, representing six months rental income from one property and rent from two properties acquired during the period. For the six months ended June 30, 2002, the Company recognized interest income of $22,448 from subscription proceeds temporarily invested in a money market account and from construction advances.

        During the six months ended June 30, 2003 and 2002, the Company paid LLC administration expenses to affiliated parties of $83,543 and $74,559, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $38,067 and $10,770, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

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

Liquidity and Capital Resources

        The Company's primary sources of cash are proceeds from the sale of Units, interest income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, the payment of distributions, the payment of expenses involved in the sale of Units, the management of properties, and the organization and administration of the Company.

        The Company generated $405,585 of cash from operations during the six months ended June 30, 2003, representing net income of $316,319 and a non-cash expense of $137,889 for depreciation and partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses to our managers. The Company generated $52,282 of cash from operations during the six months ended June 30, 2002, representing net income of $33,802 and a non-cash expense of $34,378 for depreciation and partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses to our managers.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2003 and 2002, the Company expended $556,801 and $3,304,706,
respectively,   to  invest  in  real  properties  (inclusive   of
acquisition expenses).

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

        On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $784,052. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. On April 10, 2003, the development was completed at a total cost of $2,222,552, including the cost of the land.

        The Company commenced the offering of LLC units to the public through a registration statement that became effective May 18, 2001 and continued until May 17, 2003, when the extended offering period expired. The Company raised a total of $24,831,283 from the sale of 24,831.283 units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $3,558,543.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the six months ended June 30, 2003 and 2002, the Company declared distributions of $493,187 and $137,114, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or six months after the offering terminates. Although the Company had no formal contractual commitments to expend capital at June 30, 2003, it entered into one commitment after this date.

        Subsequent to June 30, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas. Total acquisitions costs were approximately $1,825,000. The property is leased to Austin Pancho's I, LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 3.   CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

        There were no significant changes made in the Company's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

ITEM 5. OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits -
                             Description

    10.1 First Amendment to Net Lease Agreement dated April 10, 2003 between the Company and Kona Restaurant Group, Inc. relating to the property at 10025 W San Juan Way, Littleton, Colorado (incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 16, 2003).

    10.2 Net  Lease Agreement dated August 8,  2003  between  the
    Company and Pancho's I, LLC relating to the property at  2850
    35 IH North, Round Rock, Texas.

    31.1 Certification  of Chief Executive  Officer  of  Managing
    Member  pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification  of Chief Financial  Officer  of  Managing
    Member  pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32   Certification of Chief  Executive  Officer   and   Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

      b.    Reports filed on Form 8-K

                            During  the   quarter   ended    June
                            30, 2003, the Company filed a Form 8-
                            K  dated  April  16, 2003,  reporting
                            the  acquisition of a Johnny Carino's
                            restaurant in Littleton, Colorado.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 8, 2003        AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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