Form 10QSB
period 2003-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2003-11-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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

                        Yes       No [X]




                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2003 and December 31, 2002

         Statements for the Periods ended September 30, 2003 and 2002:

           Income

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

          Signatures

                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                     2003           2002

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 4,957,999     $ 1,897,635
  Receivables                                         20,195          27,899
                                                  -----------     -----------
      Total Current Assets                         4,978,194       1,925,534
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,071,284       4,173,535
  Building and Equipment                          10,420,942       5,966,598
  Construction in Progress                                 0         902,806
  Accumulated Depreciation                          (339,198)       (110,574)
                                                  -----------     -----------
      Net Investments in Real Estate              16,153,028      10,932,365
                                                  -----------     -----------
           Total  Assets                         $21,131,222     $12,857,899
                                                  ===========     ===========


                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    14,917     $   102,825
  Distributions Payable                              332,493         142,475
  Unearned Rent                                       46,399               0
                                                  -----------     -----------
      Total Current Liabilities                      393,809         245,300
                                                  -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                           (11,465)         (2,624)
  Limited Members' Equity, $1,000 Unit Value;
   50,000 Units authorized; 24,831 and 14,976
   Units issued and outstanding in
   2003 and 2002, respectively                    20,748,878      12,615,223
                                                  -----------     -----------
      Total Members' Equity                       20,737,413      12,612,599
                                                  -----------     -----------
        Total Liabilities and Members' Equity    $21,131,222     $12,857,899
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended        Nine Months Ended
                              9/30/03      9/30/02     9/30/03      9/30/02

RENTAL INCOME               $  334,310   $  118,717   $  857,925  $  249,778

EXPENSES:
   LLC Administration -
    Affiliates                  62,632       33,877      146,175     108,436
   LLC Administration
    and Property Management -
    Unrelated Parties            4,989        2,546       43,056      13,315
   Depreciation                 90,735       28,821      228,624      63,200
                             ----------   ----------   ----------  ----------
        Total Expenses         158,356       65,244      417,855     184,951
                             ----------   ----------   ----------  ----------

OPERATING INCOME               175,954       53,473      440,070      64,827

OTHER INCOME:
   Interest Income              42,190       35,934       94,393      58,382
                             ----------   ----------   ----------  ----------
NET INCOME                  $  218,144   $   89,407   $  534,463  $  123,209
                             ==========   ==========   ==========  ==========

NET INCOME ALLOCATED:
   Managing Members         $    6,545   $    2,682   $   16,034  $    3,696
   Limited Members             211,599       86,725      518,429     119,513
                             ----------   ----------   ----------  ----------
                            $  218,144   $   89,407   $  534,463  $  123,209
                             ==========   ==========   ==========  ==========

 NET INCOME PER LLC UNIT    $     8.52   $     8.53   $    25.38  $    15.80
                             ==========   ==========   ==========  ==========

Weighted Average Units
  Outstanding                   24,831       10,172       20,427       7,563
                             ==========   ==========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $   534,463    $   123,209

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                    228,624         63,200
     (Increase) Decrease in Receivables                7,704        (87,594)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (87,908)        69,454
     Increase in Unearned Rent                        46,399              0
                                                  -----------    -----------
             Total Adjustments                       194,819         45,060
                                                  -----------    -----------
        Net Cash Provided By
           Operating Activities                      729,282        168,269
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                   (5,449,287)    (5,481,935)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contributions from Limited Members     9,855,529      8,644,284
    Organization and Syndication Costs            (1,435,998)    (1,296,643)
    Increase in Distributions Payable                190,018         93,132
    Distributions to Members                        (829,180)      (248,539)
                                                  -----------    -----------
        Net Cash Provided By
           Financing Activities                    7,780,369      7,192,234
                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          3,060,364      1,878,568

CASH AND CASH EQUIVALENTS, beginning of period     1,897,635      1,358,780
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 4,957,999    $ 3,237,348
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                    Limited
                                                                     Member
                              Managing     Limited                    Units
                              Members      Members      Total      Outstanding


BALANCE, December 31, 2001   $  1,037   $ 2,997,021   $ 2,998,058    3,522.15

  Capital Contributions             0     8,644,284     8,644,284    8,644.29

  Organization and
    Syndication Costs               0    (1,296,643)   (1,296,643)

  Distributions                (7,457)     (241,082)    (248,539)

  Net Income                    3,696       119,513      123,209
                              --------   -----------  -----------  -----------
BALANCE, September 30, 2002  $ (2,724)  $10,223,093  $10,220,369    12,166.44
                              ========   ===========  ===========  ===========


BALANCE, December 31, 2002   $ (2,624)  $12,615,223  $12,612,599    14,975.75

  Capital Contributions             0     9,855,529    9,855,529     9,855.53

  Organization and
    Syndication Costs               0    (1,435,998)  (1,435,998)

  Distributions               (24,875)     (804,305)    (829,180)

  Net Income                   16,034       518,429      534,463
                              --------   -----------  -----------  -----------
BALANCE, September 30, 2003  $(11,465)  $20,748,878  $20,737,413    24,831.28
                              ========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

(2)  Organization -

     AEI Income & Growth Fund 24 LLC (the Company), a Limited Liability Company, was formed on November 21, 2000 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President of AFM, serves as the Special Managing Member and an affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Company.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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



                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(3)  Summary of Real Estate Accounting Policies - (Continued)

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


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(5)  Investments in Real Estate - (Continued)

     On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $784,052. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant
     Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payment of $78,405. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the
     Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 10%. On April 10, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $223,500. Total acquisition costs, including the cost of the land, were $2,223,755.

     On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,191. The property is leased to Austin Pancho's I, LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625.

     On August 27, 2003, the Company purchased a 23% interest in a Garden Ridge retail store in Woodlands, Texas for $1,891,728. The property is leased to Cypress/GR Woodlands I, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $216,783. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Real Estate Fund XV Limited Partnership, affiliates of the Company.

     On September 19, 2003, the Company purchased a 26% interest in a Winn-Dixie store in Panama City, Florida for $1,190,364. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,240. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.

     In November 2003, the Company entered into Agreements to purchase Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury, Maryland. The purchase prices will be approximately $2,550,000 and $2,000,000, respectively. The properties will be leased to Tia's Florida LLC and Tia's Maryland LLC under Lease Agreements with primary terms of 15 years and annual rental payments of $260,100 and $204,000, respectively. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the properties for the period from September 3, 2003 to the date the acquisition is completed or terminated. The interest is payable whether or not the acquisition is completed.

     Subsequent to September 30, 2003, the Company sold 19.9657% of the Children's World daycare center in Round Lake Beach, Illinois, in two separate transactions, to unrelated third parties. The Company received net sale proceeds of approximately $446,000, which resulted in a net gain of approximately $118,000.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the nine months ended September 30, 2003, the Company recognized rental income of $857,925 representing nine months rent from five properties and rent from three properties acquired during the period. As of September 30, 2003, the scheduled annual rent for the eight properties is $1,632,680. For the nine months ended September 30, 2002, the Company recognized rental income of $249,778, representing nine months rental income from one property and rent from three properties acquired during the period. Rental income increases as the Company invests its available subscription proceeds in properties.

       For the nine months ended September 30, 2003 and 2002, the Company incurred LLC administration expenses from affiliated parties of $146,175 and $108,436, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $43,056 and $13,315, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs. These expenses are higher in 2003, when compared to the same periods in 2002, because the Company's asset base was higher in 2003, from the sale of additional LLC units, and the Company owned more properties during 2003.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2003 and 2002, the Company recognized interest income of $94,393 and $58,382, respectively, from subscription proceeds temporarily invested in a money market account and from construction advances. In 2003, the Company also recognized interest from an agreement related to the potential acquisition of two Tia's Tex-Mex restaurants. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the properties for the period from September 3, 2003 to the date the acquisition is completed or terminated. The interest is payable whether or not the acquisition is completed. In 2003, interest income increased due to this agreement and the Company had more money invested in a money market account from the sale of additional LLC Units.

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

        The Company generated $729,282 of cash from operations during the nine months ended September 30, 2003, representing net income of $534,463 and a non-cash expense of $228,624 for
depreciation,   which  were  partially  offset  by   net   timing
differences in the collection of payments from the lessees and the payment of expenses to our managers. The Company generated $168,269 of cash from operations during the nine months ended September 30, 2002, representing net income of $123,209 and a non-cash expense of $63,200 for depreciation, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses to our managers.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003 and 2002, the Company expended $5,449,287 and $5,481,935, respectively, to invest in real properties (inclusive of acquisition expenses).

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $784,052. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. On April 10, 2003, the development was completed at a total cost of $2,223,755, including the cost of the land.

        On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,191. On August 27, 2003, the Company purchased a 23% interest in a Garden Ridge retail store in Woodlands, Texas for $1,891,728. On September 19, 2003, the Company purchased a 26% interest in a Winn-Dixie store in Panama City, Florida for $1,190,364.

        Subsequent to September 30, 2003, the Company sold 19.9657% of the Children's World daycare center in Round Lake Beach, Illinois, in two separate transactions, to unrelated third parties. The Company received net sale proceeds of approximately $446,000, which resulted in a net gain of approximately $118,000.

        The Company commenced the offering of LLC units to the public through a registration statement that became effective May 18, 2001 and continued until May 17, 2003, when the extended offering period expired. The Company raised a total of $24,831,283 from the sale of 24,831.283 units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $3,681,361.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the nine months ended September 30, 2003 and 2002, the
Company declared distributions of $829,180 and $248,539, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or six months after the offering terminates. Although the Company had no formal contractual commitments to expend capital at September 30, 2003, it entered into two commitments after this date.

        In November 2003, the Company entered into Agreements  to
purchase   Tia's  Tex-Mex  restaurants  in  Tampa,  Florida   and
Salisbury,  Maryland.  The purchase prices will be  approximately
$2,550,000 and $2,000,000, respectively.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.



                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits -
                             Description

     10.1 Assignment of Purchase Agreement dated August 19, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit
           10.1 of Form 8-K  filed on September 6, 2003).

     10.2  Assignment   of   Lease,   Indemnity   and  Assumption
           Agreement dated August 27, 2003 between the Company, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands,Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 6,2003).

     10.3 Assignment of Sale-Purchase Agreement dated August 19, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 3621 Highway 231 North, Panama City, Florida.

     10.4 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and
           Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida.

     10.5  Assignment  of  Purchase Agreement dated  November 12,
           2003 between the Company and AEI Fund Management, Inc.
           relating  to  the  Property at  1503 North Dale Mabry,
           Tampa, Florida.

     10.6  Assignment  of  Purchase Agreement dated  November 12,
           2003 between the Company and AEI Fund Management, Inc.
           relating to the Property   at  2318  North  Salisbury
           Boulevard, Salisbury, Maryland.

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

     32    Certification of Chief Executive  Officer  and  Chief
           Financial   Officer  of  Managing  Member pursuant to
           Section  906 of the Sarbanes-Oxley Act of 2002.

       b.  Reports filed on Form 8-K - During the quarter   ended
                                       September  30,  2003,  the
                                       Company  filed  a Form 8-K
                                       dated September  6,  2003,
                                       reporting the acquisition
                                       of  a Garden Ridge  retail
                                       store in Woodlands, Texas.




                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 11, 2003     AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)