Form 10KSB
period 2003-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2004-03-25
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or and amendment to this Form 10-KSB.

The Issuer's revenues for year ended December 31, 2003 were $1,099,455.

As of February 29, 2004, there were 24,831.283 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,831,283.
               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 24 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on November 21, 2000. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 18, 2001. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 17, 2003 when the extended offering period expired. The Company received subscriptions for 24,831.283 Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $24,831,283 and $1,000, respectively.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Company purchased ten properties, including partial interests in three properties, at a total cost of $21,104,097. The balance of the subscription proceeds was applied to organization and syndication costs and working capital reserves. The properties are all commercial, single tenant buildings leased under triple net leases.

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

        The leases provide the lessees with two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

Property Activity

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

        During the fourth quarter of 2003, the Company sold 76.8156% of the Children's World daycare center in Round Lake Beach, Illinois, in six separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,744,910, which resulted in a net gain of $486,657. The total cost and related accumulated depreciation of the interests sold was $1,342,850 and $84,597, respectively.

        Subsequent to December 31, 2003, the Company sold its remaining 23.1844% interest in the Children's World daycare center, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of approximately $508,000, which resulted in a net gain of approximately $129,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $378,516.

ITEM 1.  DESCRIPTION OF BUSINESS.  (Continued)

        On May 22, 2002, the Company purchased a Children's World daycare center in Tinley Park, Illinois for $1,901,845. The property is leased to Knowledge Learning Enterprises, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $180,212.

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

        On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,211,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Champps Entertainment of Texas, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,150. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease became the property of the lessor. The Company charged interest on the advances at a rate of 10%. On December 18, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $316,500. Total acquisition costs, including the cost of the land, were $3,106,301.

        On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $784,052. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group, Inc.
(KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,405. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease became the property of the lessor. Through
December 31, 2002, the Company had advanced $902,806 for the construction of the property. The Company charged interest on the advances at a rate of 10%. On April 10, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $223,500. Total acquisition costs, including the cost of the land, were $2,223,755.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,513. The property is leased to Austin Pancho's I, LLC (API) under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625. In December 2003, API notified the Company that it was experiencing financial problems. API has not made its rental payments since November 2003. The Company has retained legal counsel to represent its interests in this matter and is reviewing its available options, which include replacing API with a new lessee. The franchisor of Pancho's is currently operating the restaurant with API's consent since December 26, 2003 and has advised the Company that it is willing to enter into a new lease for the premises. Negotiations to accomplish that event are currently in progress. The controlling stockholder of API, who guaranteed the Lease, has stated he will bring all outstanding obligations of API current by mid-April. Whether or not he will be able to perform to that extent is beyond the knowledge of the Company. If he cannot, or will not, perform in this regard, the Company will attempt to complete negotiations for a new lease with the franchisor.

        On August 27, 2003, the Company purchased a 23% interest in a Garden Ridge retail store in Woodlands, Texas for $1,912,690. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $216,783. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Real Estate Fund XV Limited Partnership, affiliates of the Company.

        Subsequent to December 31, 2003, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. It is possible GR will attempt to negotiate a rent reduction or other concessions for this site. GR was current on rent through January 2004. The rent for February is considered a pre-petition obligation, which will be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Company received rent for March and expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the
Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs required to maintain the property.

        On September 19, 2003, the Company purchased a 26% interest in a Winn-Dixie store in Panama City, Florida for $1,203,610. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,240. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.

        During the fourth quarter of 2003, the Company sold its interest in the Winn-Dixie store, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,410,400, which resulted in a net gain of $216,445. The total cost and related accumulated depreciation of the interests sold was $1,203,610 and $9,655, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On December 10, 2003, the Company purchased Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury, Maryland for
$2,563,839 and $2,013,502, respectively. The properties are leased to Tia's Florida LLC and Tia's Maryland LLC under Lease Agreements with primary terms of 15 years and annual rental payments of $260,100 and $204,000, respectively. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the properties for the period from September 3, 2003 to the date the acquisition was completed. The Company received $73,299 of interest income from this agreement.

Major Tenants

        During 2003, four tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 84% of total rental revenue in 2003. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2004 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and leased to various tenants under triple net leases, which are classified as operating leases. The Company holds an undivided fee simple interest in the properties.

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

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2003.

                          Total Property                 Annual     Annual
                Purchase    Acquisition                  Lease      Rent Per
Property          Date       Costs        Lessee         Payment    Sq. Ft.

Children's World
Daycare Center                           Knowledge
 Round Lake Beach, IL                    Learning
 (23.1844%)      11/1/01  $  405,299  Enterprises, Inc. $ 38,610     $18.68

Children's World                         Knowledge
Daycare Center                           Learning
 Tinley Park, IL 5/22/02  $1,901,845  Enterprises, Inc. $180,212     $19.94

Jared Jewelry Store
 Pittsburgh, PA
 (72.0%)         11/7/02  $2,620,893   Sterling Inc.    $240,285     $57.74

Champps                                   Champps
Americana Restaurant                   Entertainment
 Houston, TX    12/18/02  $3,106,301   of Texas, Inc.   $316,500     $29.86

Johnny Carino's                            Kona
Restaurant                              Restaurant
 Littleton, CO   4/10/03  $2,223,755    Group, Inc.     $223,500     $34.20

Pancho's Restaurant                   Austin Pancho's I,
 Round Rock, TX   8/8/03  $1,809,513       LLC          $191,625     $29.18


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                          Total Property                 Annual     Annual
                Purchase    Acquisition                  Lease      Rent Per
Property          Date       Costs        Lessee         Payment    Sq. Ft.

Garden Ridge
Retail Store
 Woodlands, TX                          Garden Ridge,
 (23.0%)         8/27/03  $1,912,690        L.P.        $216,783     $ 8.44

Tia's Tex-Mex
Restaurant                              Tia's Florida,
 Tampa, FL      12/10/03  $2,563,839        LLC         $260,100     $44.51

Tia's Tex-Mex
Restaurant                             Tia's Maryland,
 Salisbury, MD  12/10/03  $2,013,502        LLC         $204,000     $43.50


        The properties listed above with a partial ownership percentage are owned with affiliates of the Company and/or unrelated third parties. The remaining interest in the Jared Jewelry store is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and unrelated third parties. The remaining interests in the Children's World daycare center in Round Lake Beach, Illinois are owned by unrelated third parties.

        The Company accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        The initial Lease terms are 20 years, except for the Children's World daycare centers and the Tia's Tex-Mex restaurants, which have Lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except the Jared Jewelry store, the Garden Ridge retail store and the Tia's Tex-Mex restaurants, which have renewal options that may extend the Lease term an additional 20 years, and the Pancho's restaurant which has renewal options that may extend the Lease an additional 10 years.

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

        Through December 31, 2003, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 694 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, beginning in September, 2004, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

       Cash distributions of $38,278 and $11,816 were made to the Managing Members and $1,425,074 and $382,032 were made to the
Limited Members in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
          (Continued)

        As part of the Limited Members' distributions discussed above, the Company distributed $278,300 of proceeds from property sales in 2003.

        In order for NASD members and their associated persons to participate in the offering and sale of Units of the Company, the Company is required, pursuant to NASD Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At
December 31, 2003, the Company's Units were valued at $1,047. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2003 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor do they represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2003, the Company recognized rental income from continuing operations of $1,099,455, representing twelve months rent from four properties and rent from four properties acquired during the year. At
December 31, 2003, the scheduled annual rent for the eight properties was $1,833,005. For the year ended December 31, 2002, the Company recognized rental income from continuing operations of $263,213, representing rent from three properties acquired during the year. Rental income increased as the Company invested its available subscription proceeds in properties.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2003 and 2002, the Company incurred LLC administration expenses from affiliated parties of $195,346 and $148,697, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $45,845 and $14,025, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs. These expenses are higher in 2003, when compared to 2002, because the Company's asset base was higher in 2003, from the sale of additional LLC Units, and the Company owned more properties during 2003.

        In December 2003, Austin Pancho's I, LLC (API) notified the Company that it was experiencing financial problems. API has not made its rental payments since November 2003. The Company has retained legal counsel to represent its interests in this matter and is reviewing its available options, which include replacing API with a new lessee. The franchisor of Pancho's is currently operating the restaurant with API's consent since December 26, 2003 and has advised the Company that it is willing to enter into a new lease for the premises. Negotiations to accomplish that event are currently in progress. The controlling stockholder of API, who guaranteed the Lease, has stated he will bring all outstanding obligations of API current by mid-April. Whether or not he will be able to perform to that extent is beyond the knowledge of the Company. If he cannot, or will not, perform in this regard, the Company will attempt to complete negotiations for a new lease with the franchisor.

        Subsequent to December 31, 2003, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. It is possible GR will attempt to negotiate a rent reduction or other concessions for this site. GR was current on rent through January 2004. The rent for February is considered a pre-petition obligation, which will be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Company received rent for March and expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the
Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs required to maintain the property.

        For the years ended December 31, 2003 and 2002, the Company recognized interest income of $159,176 and $107,972, respectively, from subscription proceeds temporarily invested in a money market account and from construction advances. In 2003, the Company also recognized interest from an agreement related to the acquisition of two Tia's Tex-Mex restaurants. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the properties for the period from September 3, 2003 to the date the acquisition was completed. The Company received $73,299 of interest income from this agreement.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2003, the Company recognized income from discontinued operations of $818,919, representing rental income less property management expenses and depreciation of $115,817 and gain on disposal of real estate of $703,102. For the year ended December 31, 2002, the Company recognized income from discontinued operations of $111,737, representing rental income less property management expenses and depreciation.

        During the fourth quarter of 2003, the Company sold 76.8156% of the Children's World daycare center in Round Lake Beach, Illinois, in six separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,744,910, which resulted in a net gain of $486,657. The total cost and related accumulated depreciation of the interests sold was $1,342,850 and $84,597, respectively.

        Subsequent to December 31, 2003, the Company sold its remaining 23.1844% interest in the Children's World daycare center, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of approximately $508,000, which resulted in a net gain of approximately $129,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $378,516.

        During the fourth quarter of 2003, the Company sold its interest in the Winn-Dixie store, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,410,400, which resulted in a net gain of $216,445. The total cost and related accumulated depreciation of the interests sold was $1,203,610 and $9,655, respectively.

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

        The Company generated $1,208,879 of cash from operations during the year ended December 31, 2003, representing net income before gain on sale of real estate of $855,428, a non-cash expense of $336,661 for depreciation and $16,790 of net timing differences in the collection of payments from the lessees and the payment of expenses to our managers. The Company generated $364,271 of cash from operations during the year ended December 31, 2002, representing net income of $271,829 and a non-cash expense of $101,688 for depreciation partially offset by $9,246 of net timing differences in the collection of payments from the lessees and the payment of expenses to our managers.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2003 and 2002, the Company expended $10,061,158 and $9,294,790, respectively, to invest in real properties (inclusive of acquisition expenses). During the year ended December 31, 2003, the Company generated cash flow from the sale of real estate of $3,155,310.

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

        On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,513. On August 27, 2003, the Company purchased a 23% interest in a Garden Ridge retail store in Woodlands, Texas for $1,912,690. On September 19, 2003, the Company purchased a 26% interest in a Winn-Dixie store in Panama City, Florida for $1,203,610. On December 10, 2003, the Company purchased Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury, Maryland for $2,563,839 and $2,013,502, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company commenced the offering of LLC Units to the public through a registration statement that became effective May 18, 2001 and continued until May 17, 2003, when the extended offering period expired. The Company raised a total of $24,831,283 from the sale of 24,831.283 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $3,682,627.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the years ended December 31, 2003 and 2002, the Company declared distributions of $1,463,352 and $393,848, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of
$1,425,074 and $382,032 and the Managing Members received distributions of $38,278 and $11,816 for the years, respectively.

        In the fourth quarter of 2003, the Company distributed $281,111 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $11.21 per LLC Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of Units commences or six months after the offering terminates. With the purchase of the Tia's Tex-Mex restaurants, the Company completed the investment of the available net proceeds from the sale of Units.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





                 AEI INCOME & GROWTH FUND 24 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2003 and 2002

Statements for the Years Ended December 31, 2003 and 2002:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS




To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2003 and 2002 and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                     /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                              Certified Public Accountants


Minneapolis, Minnesota
January 23, 2004

                 AEI INCOME & GROWTH FUND 24 LLC

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS
                                                  2003           2002
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 3,643,275    $ 1,897,635
  Receivables                                      15,969         27,899
                                               -----------    -----------
      Total Current Assets                      3,659,244      1,925,534
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          7,343,758      4,173,535
  Buildings and Equipment                      10,808,580      5,966,598
  Construction in Progress                              0        902,806
  Accumulated Depreciation                       (326,200)      (110,574)
                                               -----------    -----------
                                               17,826,138     10,932,365
  Real Estate Held for Sale                       378,516              0
                                               -----------    -----------
      Net Investments in Real Estate           18,204,654     10,932,365
                                               -----------    -----------
           Total  Assets                      $21,863,898    $12,857,899
                                               ===========    ===========


                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $   107,685    $   102,825
  Distributions Payable                           630,171        142,475
                                               -----------    -----------
      Total Current Liabilities                   737,856        245,300
                                               -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                          6,879         (2,624)
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 24,831 and 14,976
   Units issued and outstanding in
   2003  and 2002, respectively                21,119,163     12,615,223
                                               -----------    -----------
    Total Members' Equity                      21,126,042     12,612,599
                                               -----------    -----------
     Total  Liabilities and Members' Equity   $21,863,898    $12,857,899
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31

                                                      2003          2002

RENTAL INCOME                                     $ 1,099,455    $   263,213

EXPENSES:
   LLC Administration - Affiliates                    195,346        148,697
   LLC Administration and Property
      Management - Unrelated Parties                   45,845         14,025
      Depreciation                                    277,829         48,371
                                                   -----------    -----------
        Total Expenses                                519,020        211,093
                                                   -----------    -----------

OPERATING INCOME                                      580,435         52,120

OTHER INCOME:
   Interest Income                                    159,176        107,972
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     739,611        160,092

Income From Discontinued Operations                   818,919        111,737
                                                   -----------    -----------
NET INCOME                                        $ 1,558,530    $   271,829
                                                   ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                               $    47,781    $     8,155
   Limited Members                                  1,510,749        263,674
                                                   -----------    -----------
                                                  $ 1,558,530    $   271,829
                                                   ===========    ===========
INCOME PER LLC UNIT:
   Continuing Operations                          $     33.33    $     17.27
   Discontinued Operations                              36.85          12.06
                                                   -----------    -----------
         Total                                    $     70.18    $     29.33
                                                   ===========    ===========
Weighted  Average  Units Outstanding                   21,528          8,989
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


                 AEI INCOME & GROWTH FUND 24 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                      2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                   $ 1,558,530   $   271,829

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     336,661       101,688
     Gain on Sale of Real Estate                     (703,102)            0
     (Increase) Decrease in Receivables                11,930       (27,899)
     Increase in Payable to
        AEI Fund Management, Inc.                       4,860        18,653
                                                   -----------   -----------
             Total Adjustments                       (349,651)       92,442
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                    1,208,879       364,271
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (10,061,158)   (9,294,790)
   Proceeds from Sale of Real Estate                3,155,310             0
                                                   -----------   -----------
        Net Cash Used For
          Investing Activities                     (6,905,848)   (9,294,790)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital  Contributions from Limited Members     9,855,529    11,453,600
    Organization and Syndication Costs             (1,437,264)   (1,717,040)
    Increase in Distributions Payable                 487,696       126,662
    Distributions to Members                       (1,463,352)     (393,848)
                                                   -----------   -----------
        Net Cash Provided By
            Financing Activities                    7,442,609     9,469,374
                                                   -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             1,745,640       538,855

CASH  AND  CASH EQUIVALENTS, beginning of period    1,897,635     1,358,780
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 3,643,275   $ 1,897,635
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                     Member
                               Managing     Limited                   Units
                               Members      Members     Total      Outstanding


BALANCE, December 31, 2001  $  1,037    $ 2,997,021  $ 2,998,058    3,522.15

  Capital Contributions            0     11,453,600   11,453,600   11,453.60

  Organization and
    Syndication Costs              0     (1,717,040)  (1,717,040)

  Distributions              (11,816)      (382,032)    (393,848)

  Net Income                   8,155        263,674      271,829
                             ---------   -----------  -----------  ----------
BALANCE, December 31, 2002    (2,624)    12,615,223   12,612,599   14,975.75

  Capital Contributions            0      9,855,529    9,855,529    9,855.53

  Organization and
    Syndication Costs              0     (1,437,264)  (1,437,264)

  Distributions              (38,278)    (1,425,074)  (1,463,352)

  Net Income                  47,781      1,510,749    1,558,530
                             ---------   -----------  -----------  ----------
BALANCE, December 31, 2003  $  6,879    $21,119,163  $21,126,042   24,831.28
                             =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Income & Growth Fund 24 LLC (the Company), a Limited Liability Company, was formed on November 21, 2000 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President and sole director of AFM, serves as the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc.
     (AEI), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

                   DECEMBER 31, 2003 AND 2002

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


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002


(2)  Summary of Significant Accounting Policies - (Continued)

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

       The tax return, the qualification of the Company as a partnership for tax purposes, and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Company qualification or in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

       The Company accounts for properties owned as tenants-in-common with affiliated Companies and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect   on   Members'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The Company has considered the accounting pronouncements issued after December 2002 and has determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

       The Company owns a 72% interest in a Jared Jewelry store. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company. The Company owns a 23% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII
       Limited Partnership, affiliates of the Company, and unrelated third parties. AEI Real Estate Fund XV Limited Partnership, an affiliate of the Company, owned a 21% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003. The Company owned a 26% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company, and unrelated third parties.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

       AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                      Total Incurred by the Company
                                      for the Year Ended December 31

                                                2003         2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                   $ 195,346    $ 148,697
                                              ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.        $  49,287    $  15,506
                                              ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company. The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company from
  the lessees in the amount of $96,493 and $155,693
  for 2003 and 2002, respectively.           $  69,946    $ (34,469)
                                              ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.      $  67,188    $       0
                                              ========     ========


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Company
                                      for the Year Ended December 31

                                                2003         2002
e.ASI was the underwriter of the Company's offering.
  AEI Capital Corporation is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 10% for sale of certain
  subscription Units (a majority of this amount was
  re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                   $ 985,553   $1,144,360
                                              ========    =========
f.AEI is reimbursed for all costs incurred in
  connection with managing the Company's
  offering and organization.                 $ 331,548   $ 275,820
                                              ========    ========
g.AEI is reimbursed for all direct expenses it
  has paid on the Company's behalf to third parties
  relating to the offering and organization of
  the Company.  These expenses included printing
  costs, legal and filing fees, direct
  administrative  costs, underwriting costs and
  due diligence fees.                        $ 120,163   $ 296,860
                                              ========    ========

     The  payable  to  AEI Fund Management, Inc.  represents  the balance  due for the services described in 3a, b, c,  d,  f,
     and  g.   This balance is non-interest bearing and unsecured
     and is to be paid in the normal course of business.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Children's World daycare centers and the Tia's Tex-Mex restaurants, which have Lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except the Jared Jewelry store, the Garden Ridge retail store and the Tia's Tex-Mex restaurants, which have renewal options that may extend the Lease term an additional 20 years and the Pancho's restaurant, which has renewal options that may extend the Lease an additional 10 years. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

     The Company's properties are commercial, single-tenant buildings. The Children's World daycare center in Round Lake Beach, Illinois was constructed in 2000 and acquired in 2001. The land for the Johnny Carino's restaurant was acquired in 2002 and construction of the restaurant was completed in 2003. The Tia's Tex-Mex restaurant in Tampa, Florida was constructed in 1996 and acquired in 2003. The Pancho's restaurant was constructed in 1998 and acquired in 2003. The Tia's Tex-Mex restaurant in Salisbury, Maryland was constructed in 1999 and acquired in 2003. The Garden Ridge retail store was constructed in 2001 and acquired in 2003. The remaining properties were constructed and acquired in 2002. There have been no costs capitalized as improvements subsequent to the acquisition.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2003  are   as
     follows:

                                  Buildings and               Accumulated
Property                Land        Equipment       Total     Depreciation

Children's World,
  Tinley Park, IL   $  354,397   $ 1,547,448    $ 1,901,845   $  100,584
Jared Jewelry,
  Pittsburgh, PA      1,366,403    1,254,490      2,620,893       56,452
Champps Americana,
  Houston, TX         1,271,182    1,835,119      3,106,301       85,630
Johnny Carino's,
  Littleton, CO         792,084    1,431,671      2,223,755       47,911
Pancho's,
  Round Rock, TX      1,082,451      727,062      1,809,513       10,906
Garden Ridge,
  Woodlands, TX         560,418    1,352,272      1,912,690       20,284
Tia's Tex-Mex,
  Tampa, FL             950,543    1,613,296      2,563,839        2,688
Tia's Tex-Mex,
  Salisbury, MD         966,280    1,047,222      2,013,502        1,745
                     -----------  -----------    -----------   ----------
                    $ 7,343,758  $10,808,580    $18,152,338   $  326,200
                     ===========  ===========    ===========   ==========


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     On May 22, 2002, the Company purchased a Children's World daycare center in Tinley Park, Illinois for $1,901,845. The property is leased to Knowledge Learning Enterprises, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $180,212.

     On November 7, 2002, the Company purchased a 72% interest in a Jared Jewelry store in Pittsburgh, Pennsylvania for $2,620,893. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $240,285.

     On April 8, 2002, the Company purchased a parcel of land in Houston, Texas for $1,211,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Champps Entertainment of Texas, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,150. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 10%. On December 18, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $316,500. Total acquisition costs, including the cost of the land, were $3,106,301.

     On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $784,052. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant
     Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payment of $78,405. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the
     Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2002, the Company had advanced $902,806 for the construction of the property. The Company charged interest on the advances at a rate of 10%. On April 10, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $223,500. Total acquisition costs, including the cost of the land, were $2,223,755.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,513. The property is leased to Austin Pancho's I, LLC (API) under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625. In December 2003, API notified the Company that it was experiencing financial problems. API has not made its rental payments since November 2003. The Company has retained legal counsel to represent its interests in this matter and is reviewing its available options, which include replacing API with a new lessee. The franchisor of Pancho's is currently operating the restaurant with API's consent since December 26, 2003 and has advised the Company that it is willing to enter into a new lease for the premises. Negotiations to accomplish that event are currently in progress. The controlling stockholder of API, who guaranteed the Lease, has stated he will bring all outstanding obligations of API current by mid-April. Whether or not he will be able to perform to that extent is beyond the knowledge of the Company. If he cannot, or will not, perform in this regard, the Company will attempt to complete negotiations for a new lease with the franchisor.

     On August 27, 2003, the Company purchased a 23% interest in a Garden Ridge retail store in Woodlands, Texas for $1,912,690. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $216,783.

     Subsequent to December 31, 2003, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. It is possible GR will attempt to negotiate a rent reduction or other concessions for this site. GR was current on rent through January 2004. The rent for February is considered a pre-petition obligation, which will be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs required to maintain the property.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     On December 10, 2003, the Company purchased Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury, Maryland for $2,563,839 and $2,013,502, respectively. The properties are leased to Tia's Florida LLC and Tia's Maryland LLC under Lease Agreements with primary terms of 15 years and annual rental payments of $260,100 and $204,000, respectively. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the properties for the period from September 3, 2003 to the date the acquisition was completed. The Company received $73,299 of interest income from this agreement.

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004           $ 1,873,105
                       2005             1,876,633
                       2006             1,882,763
                       2007             1,894,548
                       2008             1,965,764
                       Thereafter      24,908,873
                                       -----------
                                      $34,401,686
                                       ===========

     There were no contingent rents recognized in 2003 and 2002.


                     AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(5)  Major Tenants -

     The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

                                                2003          2002
          Tenants               Industry

     Knowledge Learning
        Enterprises, Inc.     Child Care     $  333,541    $  276,503

     Champps Entertainment
        of Texas, Inc.        Restaurant        316,500        95,859

     Sterling Inc.            Retail            240,285           N/A

     Kona Restaurant
        Group, Inc.           Restaurant        183,599           N/A
                                              ----------    ----------

     Aggregate rent revenue of major tenants $1,073,925    $  372,362
                                              ==========    ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              84%           87%
                                              ==========    ==========

(6)  Discontinued Operations -

     During the fourth quarter of 2003, the Company sold 76.8156% of the Children's World daycare center in Round Lake Beach, Illinois, in six separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,744,910, which resulted in a net gain of $486,657. The total cost and related accumulated depreciation of the interests sold was $1,342,850 and $84,597, respectively.

     Subsequent to December 31, 2003, the Company sold its remaining 23.1844% interest in the Children's World daycare center, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of approximately $508,000, which resulted in a net gain of approximately $129,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $378,516.


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     On September 19, 2003, the Company purchased a 26% interest in a Winn-Dixie store in Panama City, Florida for $1,203,610. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,240.

     During the fourth quarter of 2003, the Company sold its interest in the Winn-Dixie store, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,410,400, which resulted in a net gain of $216,445. The total cost and related accumulated depreciation of the interests sold was $1,203,610 and $9,655, respectively.

     In the fourth quarter of 2003, the Company distributed $281,111 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $11.21 per LLC Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                2003       2002

     Rental Income                          $ 178,091   $ 166,535
     Property Management Expenses              (3,442)     (1,481)
     Depreciation                             (58,832)    (53,317)
     Gain on Disposal of Real Estate          703,102           0
                                             ---------   ---------
      Income from Discontinued Operations   $ 818,919   $ 111,737
                                             =========   =========

(7)  Members' Capital -

     Cash distributions of $38,278 and $11,816 were made to the Managing Members and $1,425,074 and $382,032 were made to the Limited Members for the years ended December 31, 2003 and 2002, respectively. The Limited Members' distributions represent $66.20 and $42.50 per LLC Unit outstanding using 21,528 and 8,989 weighted average Units in 2003 and 2002, respectively. The distributions represent $66.20 and $29.33 per Unit of Net Income and $-0- and $13.17 per Unit of return of contributed capital in 2003 and 2002, respectively.

                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Members' Capital - (Continued)

     As part of the Limited Members' distributions discussed above, the Company distributed $278,300 of proceeds from property sales in 2003.

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

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2003          2002

     Net Income for Financial
      Reporting Purposes                  $ 1,558,530    $   271,829

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                       86,367         22,064

     Amortization of Start-Up and
      Organization Costs                       (2,939)        (2,939)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes        (41,549)             0
                                           -----------    -----------
           Taxable Income to Members      $ 1,600,409    $   290,954
                                           ===========    ===========


                 AEI INCOME & GROWTH FUND 24 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                               2003          2002

     Members' Equity for
      Financial Reporting Purposes        $21,126,042    $ 12,612,599

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                       71,507          26,689

     Capitalized Start-Up Costs
      Under Section 195                         8,697           8,697

     Amortization of Start-Up and
      Organization Costs                       (6,368)         (3,429)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes      3,665,328       2,237,340
                                           -----------     -----------
           Members' Equity for
              Tax Reporting Purposes      $24,865,206     $14,881,896
                                           ===========     ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                   2003                     2002
                           Carrying       Fair      Carrying       Fair
                            Amount        Value      Amount        Value

     Money Market Funds  $ 3,643,275  $ 3,643,275  $1,897,635   $1,897,635
                          ----------   ----------   ---------    ---------
      Total Cash and
       Cash Equivalents  $ 3,643,275  $ 3,643,275  $1,897,635   $1,897,635
                          ==========   ==========   =========    =========


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company's affairs and have general responsibility and the ultimate authority in all matters affecting the Company's business. The Managing Members are AEI Fund Management XXI, Inc. (AFM), the Managing Member, and Robert
P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2004. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Special Managing Member of the Company, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Special Managing Member, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2003, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2003.

Person or Entity                                    Amount Incurred From
  Receiving               Form and Method        Inception (December 7, 2000)
Compensation              of Compensation           To December 31, 2003

AEI Securities, Inc.  Selling Commissions equal to      $2,482,128
                      10% of proceeds, most of which
                      were reallowed to Participating
                      Dealers.

Managing Members      Reimbursement at Cost for other   $1,200,499
                      Organization and Affiliates and
                      Offering Costs.

Managing Members      Reimbursement at Cost for all     $   41,401
                      Acquisition and Affiliates
                      Expenses

Managing Members      Reimbursement at Cost for all     $  365,408
and Affiliates        Administrative Expenses
                      attributable to the Fund,
                      including all expenses related
                      to management of the Fund's
                      properties and all other transfer
                      agency, reporting, Member relations
                      and other administrative functions.

ITEM   12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           (Continued)

Managing Members      Reimbursement at Cost for all     $   67,188
and Affiliates        expenses related to the
                      disposition of the Fund's
                      properties.

Managing Members      3% of Net Cash Flow in any        $   47,757
                      fiscal year.

Managing Members      1% of distributions of Net        $    2,811
                      Proceeds of Sale until
                      Limited Members have received
                      an amount equal to (a) their
                      Adjusted Capital Contributions,
                      plus (b) an amount equal to 7%
                      of their Adjusted Capital
                      Contributions per annum, cumulative
                      but not compounded, to the extent
                      not previously distributed.
                      10% of distributions  of   Net
                      Proceeds of Sale thereafter.


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

     10.13      First  Amendment  to Net  Lease  Agreement  dated
     December 18, 2002 between the Company and Champps Entertainment of Texas, Inc. relating to the Property at 11681 Westheimer Road, Houston, Texas (incorporated by reference to Exhibit 10.3 of Form 8-K filed December 23,
     2002).

     10.14      First  Amendment  to Net  Lease  Agreement  dated
     April 10, 2003 between the Company and Kona Restaurant Group, Inc. relating to the Property at 10025 W. San Juan Way, Littleton, Colorado (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed April 16, 2003).

     10.15 Net Lease Agreement dated August 8, 2003 between the Company and Pancho's I, LLC relating to the Property at 2850 35 IH North, Round Rock, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 8,
     2003).

     10.16 Assignment of Purchase Agreement dated August 19, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2003).

     10.17 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Company, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6, 2003).

     10.18 Assignment of Sale-Purchase Agreement dated August 19, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 11, 2003).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. (Continued)

          A. Exhibits -
                               Description

     10.19 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed November 11, 2003).

     10.20 Assignment of Purchase Agreement dated November 12, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 1053 North Dale Mabry, Tampa, Florida (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed November 11, 2003).

     10.21 Assignment of Purchase Agreement dated November 12, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 2318 North Salisbury Boulevard, Salisbury, Maryland (incorporated by reference to Exhibit
     10.6 of Form 10-QSB filed November 11, 2003).

     10.22 Net Lease Agreement dated December 10, 2003 between the Company and Tia's Florida, LLC relating to the Property at 1053 North Dale Mabry, Tampa, Florida (incorporated by reference to Exhibit 10.3 of Form 8-K filed December 18, 2003).

     10.23 Net Lease Agreement dated December 10, 2003 between the Company and Tia's Maryland, LLC relating to the Property at 2318 North Salisbury Boulevard, Salisbury, Maryland (incorporated by reference to Exhibit 10.4 of Form 8-K filed December 18, 2003).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.


          B. Reports on Form 8-K - During   the   quarter  ended
                                   December 31,2003, the Company
                                   filed  a  Form   8-K,   dated
                                   December 18, 2003,  reporting
                                   the acquisition   of    Tia's
                                   Tex-Mex restaurants in Tampa,
                                   Florida   and      Salisbury,
                                   Maryland.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                         2003       2002

     Audit Fees                        $ 11,433   $ 11,900
     Audit-Related Fees                     500          0
     Tax Fees                                 0          0
     All Other Fees                           0          0
                                        --------   --------
          Total Fees                   $ 11,933   $ 11,900
                                        ========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

       Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company's audit committee.


                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI INCOME & GROWTH FUND 24
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 19, 2004                 By: /s/ Robert P Johnson
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                              Title                          Date


/s/ Robert P  Johnson  President (Principal Executive Officer) March 19, 2004
    Robert P. Johnson  and Sole Director of Managing Member


/s/ Patrick W  Keene   Chief Financial Officer and Treasurer   March 19, 2004
    Patrick W. Keene   (Principal Accounting Officer)