Form 10QSB
period 2004-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2004-05-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2004 and December 31, 2003

         Statements for the Periods ended March 31, 2004 and 2003:

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

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                    2004          2003
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 3,831,401    $ 3,643,275
  Receivables                                             0         15,969
                                                 -----------    -----------
      Total Current Assets                        3,831,401      3,659,244
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            7,343,758      7,343,758
  Buildings and Equipment                        10,808,580     10,808,580
  Accumulated Depreciation                         (439,080)      (326,200)
                                                 -----------    -----------
                                                 17,713,258     17,826,138
  Real Estate Held for Sale                               0        378,516
                                                 -----------    -----------
      Net Investments in Real Estate             17,713,258     18,204,654
                                                 -----------    -----------
           Total  Assets                        $21,544,659    $21,863,898
                                                 ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    53,600    $   107,685
  Distributions Payable                             377,698        630,171
  Unearned Rent                                      77,324              0
                                                 -----------    -----------
      Total Current Liabilities                     508,622        737,856
                                                 -----------    -----------
MEMBERS' EQUITY:
  Managing Members' Equity                            3,785          6,879
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized;
   24,831  Units issued and outstanding          21,032,252     21,119,163
                                                 -----------    -----------
      Total Members' Equity                      21,036,037     21,126,042
                                                 -----------    -----------
         Total Liabilities and Members' Equity  $21,544,659    $21,863,898
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2004           2003

RENTAL INCOME                                   $   376,310     $   203,850

EXPENSES:
   LLC Administration - Affiliates                   58,280          48,563
   LLC Administration and Property
      Management - Unrelated Parties                 56,855           8,518
      Depreciation                                  112,880          48,574
                                                 -----------     -----------
        Total Expenses                              228,015         105,655
                                                 -----------     -----------

OPERATING INCOME                                    148,295          98,195

OTHER INCOME:
   Interest Income                                    8,755          33,485
                                                 -----------     -----------

INCOME FROM CONTINUING OPERATIONS                   157,050         131,680

Income From Discontinued Operations                 134,642          28,022
                                                 -----------     -----------
NET INCOME                                      $   291,692     $   159,702
                                                 ===========     ===========
NET INCOME ALLOCATED:
   Managing Members                             $     6,134     $     4,791
   Limited Members                                  285,558         154,911
                                                 -----------     -----------
                                                $   291,692     $   159,702
                                                 ===========     ===========
INCOME PER LLC UNIT:
   Continuing Operations                        $      6.14     $      8.06
   Discontinued Operations                             5.36            1.72
                                                 -----------     -----------
         Total                                  $     11.50     $      9.78
                                                 ===========     ===========
Weighted  Average  Units Outstanding                 24,831          15,846
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   291,692   $   159,702

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                       112,880        61,903
     Gain on Sale of Real Estate                       (130,829)            0
     (Increase) Decrease in Receivables                  15,969       (19,672)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (54,085)       59,859
     Increase in Unearned Rent                           77,324        52,933
                                                     -----------   -----------
             Total Adjustments                           21,259       155,023
                                                     -----------   -----------
        Net Cash Provided By
            Operating Activities                        312,951       314,725
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                 0      (468,825)
   Proceeds from Sale of Real Estate                    509,345             0
                                                     -----------   -----------
        Net Cash Provided By (Used For)
            Investing Activities                        509,345      (468,825)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital Contributions from Limited Members               0     2,979,522
     Organization and Syndication Costs                       0      (446,928)
     Increase  (Decrease) in Distributions Payable     (252,473)       68,439
     Distributions to Members                          (381,697)     (214,414)
                                                     -----------   -----------
        Net Cash Provided By (Used For)
            Financing Activities                       (634,170)    2,386,619
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               188,126     2,232,519

CASH AND CASH EQUIVALENTS, beginning of period        3,643,275     1,897,635
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 3,831,401   $ 4,130,154
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members      Total      Outstanding


BALANCE, December 31, 2002  $ (2,624) $12,615,223  $12,612,599    14,975.75

  Capital Contributions            0    2,979,522    2,979,522     2,979.53

  Organization and
   Syndication Costs               0     (446,928)    (446,928)

  Distributions               (6,432)    (207,982)    (214,414)

  Net Income                   4,791      154,911      159,702
                             --------  -----------  -----------  -----------
BALANCE, March 31, 2003     $ (4,265) $15,094,746  $15,090,481    17,955.28
                             ========  ===========  ===========  ===========


BALANCE, December 31, 2003  $  6,879  $21,119,163  $21,126,042    24,831.28

  Distributions               (9,228)    (372,469)    (381,697)

  Net Income                   6,134      285,558      291,692
                             --------  -----------  -----------  -----------
BALANCE, March 31, 2004     $  3,785  $21,032,252  $21,036,037    24,831.28
                             ========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Members' capital, net income or cash flows.



                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate

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

     On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,513. The property is leased to Austin Pancho's I, LLC (API) under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625. In December 2003, API notified the Company that it was experiencing financial problems. API has not made its rental payments since November 2003. At March 31, 2004, API owed $63,875 for past due rent, which has not been accrued. In the first quarter of 2004, the Company incurred $43,682 of real estate tax expense related to 2003 and 2004 taxes due on the property. Due to the uncertainty of collection, the Company expensed these taxes, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter and is reviewing its available options, which include replacing API with a new lessee. The franchisor of Pancho's is currently operating the restaurant with API's consent since December 26, 2003 and has advised the Company that it is willing to enter into a new lease for the premises. Negotiations to accomplish that event are currently in progress. The Company is pursuing its legal options with respect to this situation. It is too early to predict the outcome of any such efforts.

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



                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt
     to  renegotiate lease terms for certain other  stores.   The
     Woodlands store was not identified as one of the eight to be closed and GR verbally communicated that they are interested in confirming the Lease for this site. In April 2004, GR submitted a written proposal requesting a 28% reduction in monthly rent. The Company is gathering market information
     about  the  site  to prepare a counter-proposal.   With  the
     exception of February, GR was current on all rents due through May 2004. The rent for February is considered a pre-petition obligation, which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent
     available.   The Company expects to continue to receive  all
     scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs required to maintain the property.

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

     Subsequent to March 31, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for approximately $1,534,000. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $118,867. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

(5)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.



                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

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

     During the first quarter of 2004, the Company sold its remaining 23.1844% interest in the Children's World daycare center in Round Lake Beach, Illinois, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $509,345, which resulted in a net gain of $130,829. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $378,516.

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

     During the first three months of 2004, the Company distributed $111,111 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $4.43 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                   2004       2003

     Rental Income                              $   3,900   $ 41,634
     Property Management Expenses                     (87)      (283)
     Depreciation                                       0    (13,329)
     Gain on Disposal of Real Estate              130,829          0
                                                 ---------   --------
          Income from Discontinued Operations   $ 134,642   $ 28,022
                                                 ========    ========


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


Results of Operations

        For the three months ended March 31, 2004 and 2003, the Company recognized rental income from continuing operations of $376,310 and $203,850, respectively. In 2004, rental income increased due to additional rent received from four property acquisitions in 2003.

        For the three months ended March 31, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $58,280 and $48,563, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. These expenses were higher in 2004, when compared to 2003, because the Company's asset base was higher in 2004 from the sale of additional LLC Units. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $56,855 and $8,518, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of real estate taxes incurred related to the Pancho's restaurant.

       In December 2003, Austin Pancho's I, LLC (API), the lessee of the Pancho's restaurant in Round Rock, Texas, notified the Company that it was experiencing financial problems. API has not made its rental payments since November 2003. At March 31, 2004, API owed $63,875 for past due rent, which has not been accrued. In the first quarter of 2004, the Company incurred $43,682 of real estate tax expense related to 2003 and 2004 taxes due on the property. Due to the uncertainty of collection, the Company expensed these taxes, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter and is reviewing its available options, which include replacing API with a new lessee. The franchisor of Pancho's is currently operating the restaurant with API's consent since December 26, 2003 and has advised the Company that it is willing to enter into a new lease for the premises. Negotiations to accomplish that event are currently in progress. The Company is pursuing its legal options with respect to this situation. It is too early to predict the outcome of any such efforts.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR verbally communicated that they are interested in confirming the Lease for this site. In April 2004, GR submitted a written proposal requesting a 28% reduction in monthly rent. The Company is gathering market information about the site to prepare a counter-proposal. With the exception of February, GR was current on all rents due through May 2004. The rent for February is considered a pre-petition obligation, which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs required to maintain the property.

        For the three months ended March 31, 2004 and 2003, the Company recognized interest income of $8,755 and $33,485, respectively. In 2004, interest income decreased due to the Company receiving interest income from construction advances in 2003 and the Company having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2004, the Company recognized income from discontinued operations of $134,642, representing rental income less property management expenses of $3,813 and gain on disposal of real estate of $130,829. For the three months ended March 31, 2003, the Company recognized income from discontinued operations of $28,022, representing rental income less property management expenses and depreciation.

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

        During the first quarter of 2004, the Company sold its remaining 23.1844% interest in the Children's World daycare center in Round Lake Beach, Illinois, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $509,345, which resulted in a net gain of $130,829. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $378,516.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the fourth quarter of 2003, the Company sold its interest in the Winn-Dixie store in Panama City, Florida, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,410,400, which resulted in a net gain of $216,445. The total cost and related accumulated depreciation of the interests sold was $1,203,610 and $9,655, respectively.

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

        The Company generated $312,951 of cash from operations during the three months ended March 31, 2004, representing net income before gain on sale of real estate of $160,863, a non-cash expense of $112,880 for depreciation and $39,208 of net timing differences in the collection of payments from the lessees and the payment of expenses. The Company generated $314,725 of cash from operations during the three months ended March 31, 2003, representing net income of $159,702, a non-cash expense of $61,903 for depreciation and $93,120 of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003, the Company expended $468,825 to invest in real properties (inclusive of acquisition expenses). During the three months ended March 31, 2004, the Company generated cash flow from the sale of real estate of $509,345.

        On September 23, 2002, the Company purchased a parcel of land in Littleton, Colorado for $784,052. Simultaneously with the purchase of land, the Company entered into a Development Financing Agreement under which the Company advanced funds to the lessee for the construction of a Johnny Carino's restaurant on the site. On April 10, 2003, the development was completed at a total cost of $2,223,755, including the cost of the land.


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

        Subsequent to March 31, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for approximately $1,534,000.

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

        The Company's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Members on a semi-annual basis.

        For the three months ended March 31, 2004 and 2003, the Company declared distributions of $381,697 and $214,414, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $372,469 and $207,982 and the Managing Members received distributions of $9,228 and $6,432 for the periods, respectively.

        During the first three months of 2004, the Company distributed $111,111 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $4.43 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                           Description

    10.1  Assignment of Purchase Agreement dated April  22,  2004 between the Company and AEI Fund Management, Inc. relating to the Property at 5503 Milan Road, Sandusky, Ohio.

    10.2 Assignment and Assumption of Lease dated April 30, 2004 between the Company, AEI Net Lease Income & Growth Fund XX
    Limited  Partnership and PRECO II CRIC LLC  relating  to  the
    Property at 5503 Milan Road, Sandusky, Ohio.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

        b. Reports filed on Form  8-K  - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004          AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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