Form 10QSB
period 2004-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2004-08-13
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

 Item 1.Balance Sheet as of June 30, 2004 and December 31, 2003

        Statements for the Periods ended June 30, 2004 and 2003:

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

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                   2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 2,118,171    $ 3,643,275
  Receivables                                       42,602         15,969
                                                -----------    -----------
      Total Current Assets                       2,160,773      3,659,244
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           6,763,904      7,343,758
  Buildings and Equipment                       11,135,165     10,808,580
  Accumulated Depreciation                        (533,536)      (326,200)
                                                -----------    -----------
                                                17,365,533     17,826,138
  Real Estate Held for Sale                      1,350,000        378,516
                                                -----------    -----------
      Net Investments in Real Estate            18,715,533     18,204,654
                                                -----------    -----------
           Total  Assets                       $20,876,306    $21,863,898
                                                ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $   115,000    $   107,685
  Distributions Payable                            378,947        630,171
  Unearned Rent                                     15,018              0
                                                -----------    -----------
      Total Current Liabilities                    508,965        737,856
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                         (12,650)         6,879
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized;
   24,831  Units issued and outstanding         20,379,991     21,119,163
                                                -----------    -----------
      Total Members' Equity                     20,367,341     21,126,042
                                                -----------    -----------
       Total Liabilities and Members' Equity   $20,876,306    $21,863,898
                                                ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                               6/30/04      6/30/03    6/30/04      6/30/03

RENTAL INCOME                 $ 430,529   $ 236,497   $ 822,808   $ 440,347

EXPENSES:
   LLC Administration -
     Affiliates                  56,808      34,980     110,196      83,543
   LLC Administration and
     Property Management -
     Unrelated Parties           22,954      28,675      32,552      37,006
   Depreciation                 112,633      62,657     218,242     111,231
                               ---------   ---------   ---------   ---------
        Total Expenses          192,395     126,312     360,990     231,780
                               ---------   ---------   ---------   ---------

OPERATING INCOME                238,134     110,185     461,818     208,567

OTHER INCOME:
   Interest Income                6,472      18,718      15,227      52,203
                               ---------   ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                   244,606     128,903     477,045     260,770

Income (Loss) from Discontinued
   Operations                  (530,354)     27,714    (471,101)     55,549
                               ---------   ---------   ---------   ---------
NET INCOME (LOSS)             $(285,748)  $ 156,617   $   5,944   $ 316,319
                               =========   =========   =========   =========
NET INCOME (LOSS) ALLOCATED:
   Managing Members           $  (5,956)  $   4,698   $     178   $   9,489
   Limited Members             (279,792)    151,919       5,766     306,830
                               ---------   ---------   ---------   ---------
                              $(285,748)  $ 156,617   $   5,944   $ 316,319
                               =========   =========   =========   =========
 NET INCOME (LOSS) PER LLC UNIT:
   Continuing Operations      $    9.65   $    6.07   $   18.64   $   13.88
   Discontinued Operations       (20.92)       1.30      (18.41)       2.96
                               ---------   ---------   ---------   ---------
        Total                 $  (11.27)  $    7.37   $     .23   $   16.84
                               =========   =========   =========   =========
Weighted Average Units
  Outstanding                    24,831      20,603      24,831      18,224
                               =========   =========   =========   =========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                  $     5,944   $   316,319

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                   232,784       137,889
     Real Estate Impairment                         434,065             0
     Gain on Sale of Real Estate                   (130,829)            0
     (Increase) Decrease in Receivables             (26,633)       27,899
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     7,315       (96,546)
     Increase in Unearned Rent                       15,018        20,024
                                                 ----------    ----------
             Total Adjustments                      531,720        89,266
                                                 ----------    ----------
        Net Cash Provided By
           Operating Activities                     537,664       405,585
                                                 ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments   in   Real   Estate              (1,556,244)     (556,801)
   Proceeds from Sale of Real Estate                509,345             0
                                                 ----------    ----------
        Net Cash Used For
         Investing  Activities                   (1,046,899)     (556,801)
                                                 ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contributions from Limited Members            0     9,855,529
    Organization and Syndication Costs                    0    (1,313,180)
    Increase  (Decrease) in Distributions Payable  (251,224)      132,798
    Distributions to Members                       (764,645)     (493,187)
                                                 ----------    ----------
        Net Cash Provided By (Used For)
           Financing  Activities                 (1,015,869)    8,181,960
                                                 ----------    ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          (1,525,104)    8,030,744

CASH AND CASH EQUIVALENTS, beginning of period    3,643,275     1,897,635
                                                 ----------    ----------
CASH AND CASH EQUIVALENTS, end of period        $ 2,118,171   $ 9,928,379
                                                 ==========    ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2002 $ (2,624)   $12,615,223   $12,612,599   14,975.75

  Capital Contributions           0      9,855,529     9,855,529    9,855.53

  Organization and
    Syndication Costs             0     (1,313,180)   (1,313,180)

  Distributions             (14,795)      (478,392)     (493,187)

  Net Income                  9,489        306,830       316,319
                            ---------   -----------   -----------  ----------
BALANCE, June 30, 2003     $ (7,930)   $20,986,010   $20,978,080   24,831.28
                            =========   ===========   ===========  ==========


BALANCE, December 31, 2003 $  6,879    $21,119,163   $21,126,042   24,831.28

  Distributions             (19,707)      (744,938)     (764,645)

  Net Income                    178          5,766         5,944
                            ---------   -----------   -----------  ----------
BALANCE, June 30, 2004     $(12,650)   $20,379,991   $20,367,341   24,831.28
                            =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has reported rejecting the leases of nine of 44 stores and said that is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that will induce GR to confirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

     With the exception of February, GR has made all rental payments due through August 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs associated with maintaining the property.


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

     On April 30, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for $1,556,244. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $118,867. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

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

 (6) Discontinued Operations - (Continued)

     During the fourth quarter of 2003, the Company sold its interest in the Winn-Dixie store, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,410,400, which resulted in a net gain of $216,445. The total cost and related accumulated depreciation of the interests sold was $1,203,610 and $9,655, respectively.

     During the first six months of 2004, the Company distributed $161,616 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $6.44 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,513. The property is leased to Austin Pancho's I, LLC (API) under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625. In December 2003, API notified the Company that it was experiencing financial problems. API has not made its rental payments since November 2003. At June 30, 2004, API owed $111,781 for past due rent, which has not been accrued. In the first six months of 2004, the Company incurred $70,731 of real estate tax expense related to 2003 and 2004 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

     The franchisor of Pancho's is currently operating the restaurant, with API's consent since December 26, 2003, and has advised the Company that it is willing to enter into a new short term lease for the premises. Negotiations to accomplish that event are currently in progress. The Company is also in the process of listing the property for sale with a local real estate broker. Even if a new lease can be arranged with the franchisor or another lessee, it is the intention of the Company to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At June 30, 2004, the property was classified as Real Estate Held for Sale.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                               Three Months Ended        Six Months Ended
                              6/30/04       6/30/03     6/30/04      6/30/03

Rental Income                 $       0   $ 41,634   $   3,900   $   83,268
Property Management Expenses    (89,018)      (591)   (157,223)      (1,061)
Depreciation                     (7,271)   (13,329)    (14,542)     (26,658)
Real Estate  Impairment        (434,065)         0    (434,065)           0
Gain on Disposal of Real Estate       0          0     130,829            0
                               ---------   --------   ---------   ----------
   Income (Loss) from Discontinued
      Operations              $(530,354)  $ 27,714   $(471,101)  $   55,549
                               =========   ========   =========   ==========

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2004 and 2003, the Company recognized rental income from continuing operations of $822,808 and $440,347, respectively. In 2004, rental income increased due to additional rent received from five property acquisitions in 2003 and 2004.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $110,196 and $83,543, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. These expenses were higher in 2004, when compared to 2003, mainly because the Company's asset base was higher in 2004 from the sale of additional LLC Units. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $32,552 and $37,006, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR has reported rejecting the leases of nine of 44 stores and said that is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that will induce GR to confirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

        With the exception of February, GR has made all rental payments due through August 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs associated with maintaining the property.

        For the six months ended June 30, 2004 and 2003, the Company recognized interest income of $15,227 and $52,203, respectively. In 2004, interest income decreased due to the Company receiving interest income from construction advances in 2003 and the Company having less money invested in a money market account due to property acquisitions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2004, the Company recognized a loss from discontinued operations of $471,101, representing rental income less property management expenses and depreciation of $167,865 and a real estate impairment loss of $434,065, which were partially offset by a gain on disposal of real estate of $130,829. For the six months ended June 30, 2003, the Company recognized income from discontinued operations of $55,549, representing rental income less property management expenses and depreciation.

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

       In December 2003, Austin Pancho's I, LLC (API), the lessee of the Pancho's restaurant in Round Rock, Texas, notified the Company that it was experiencing financial problems. API has not made its rental payments since November 2003. At June 30, 2004, API owed $111,781 for past due rent, which has not been accrued. In the first six months of 2004, the Company incurred $70,731 of real estate tax expense related to 2003 and 2004 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The franchisor of Pancho's is currently operating the restaurant, with API's consent since December 26, 2003, and has advised the Company that it is willing to enter into a new short term lease for the premises. Negotiations to accomplish that event are currently in progress. The Company is also in the process of listing the property for sale with a local real estate broker. Even if a new lease can be arranged with the franchisor or another lessee, it is the intention of the Company to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At June 30, 2004, the property was classified as Real Estate Held for Sale.

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

        The Company generated $537,664 of cash from operations during the six months ended June 30, 2004, representing net loss before gain on sale of real estate of $124,885 and non-cash expenses of $232,784 for depreciation and $434,065 for real estate impairment, which were partially offset by $4,300 of net timing differences in the collection of payments from the lessees and the payment of expenses. The Company generated $405,585 of cash from operations during the six months ended June 30, 2003, representing net income of $316,319 and a non-cash expense of $137,889 for depreciation, which were partially offset by $48,623 of net timing differences in the collection of payments from the lessees and the payment of expenses to our managers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004 and 2003, the Company expended $1,556,244 and $556,801, respectively, to invest in real properties (inclusive of acquisition expenses). During the six months ended June 30, 2004, the Company generated cash flow from the sale of real estate of $509,345.

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

        On  August  8,  2003,  the Company purchased  a  Pancho's
restaurant in Round Rock, Texas for $1,809,513. On August 27, 2003, the Company purchased a 23% interest in a Garden Ridge retail store in Woodlands, Texas for $1,912,690. On September 19, 2003, the Company purchased a 26% interest in a Winn-Dixie store in Panama City, Florida for $1,203,610. On December 10, 2003, the Company purchased Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury, Maryland for $2,563,839 and $2,013,502, respectively. On April 30, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for $1,556,244.

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

        For the six months ended June 30, 2004 and 2003, the Company declared distributions of $764,645 and $493,187, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $744,938 and $478,392 and the Managing Members received distributions of $19,707 and $14,795 for the periods, respectively.

         During the first six months of 2004, the Company distributed $161,616 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $6.44 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

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


Dated:  August 11, 2004       AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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