Form 10QSB
period 2004-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2004-11-12
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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

                          Yes       No [X]


                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2004 and December 31, 2003

          Statements for the Periods ended September 30, 2004 and 2003:

           Income

           Cash Flows

           Changes in Members' Equity

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                    2004            2003
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,020,948     $ 3,643,275
  Receivables                                        42,602          15,969
                                                 -----------     -----------
      Total Current Assets                        2,063,550       3,659,244
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            6,764,441       7,343,758
  Buildings and Equipment                        11,136,291      10,808,580
  Accumulated Depreciation                         (649,701)       (326,200)
                                                 -----------     -----------
                                                 17,251,031      17,826,138
  Real Estate Held for Sale                       1,350,000         378,516
                                                 -----------     -----------
      Net Investments in Real Estate             18,601,031      18,204,654
                                                 -----------     -----------
           Total  Assets                        $20,664,581     $21,863,898
                                                 ===========     ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $   105,761     $   107,685
  Distributions Payable                             377,489         630,171
  Unearned Rent                                      20,024               0
                                                 -----------     -----------
      Total Current Liabilities                     503,274         737,856
                                                 -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            1,192           6,879
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized;
   24,831  Units issued and outstanding          20,160,115      21,119,163
                                                 -----------     -----------
      Total Members' Equity                      20,161,307      21,126,042
                                                 -----------     -----------
        Total Liabilities and Members' Equity   $20,664,581     $21,863,898
                                                 ===========     ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended         Nine Months Ended
                             9/30/04       9/30/03      9/30/04       9/30/03

RENTAL INCOME               $ 440,620    $ 261,103    $1,263,428   $  701,451

EXPENSES:
   LLC Administration -
     Affiliates                54,478       62,632       164,674      146,175
   LLC Administration and
     Property Management -
     Unrelated Parties          7,668        4,633        40,220       41,639
   Depreciation               116,165       72,179       334,407      183,410
                             ---------    ---------    ----------   ----------
        Total Expenses        178,311      139,444       539,301      371,224
                             ---------    ---------    ----------   ----------
OPERATING INCOME              262,309      121,659       724,127      330,227

OTHER INCOME:
   Interest Income              5,687       42,190        20,914       94,393
                             ---------    ---------    ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                 267,996      163,849       745,041      424,620

Income (Loss) from Discontinued
   Operations                 (92,541)      54,295      (563,642)     109,843
                             ---------    ---------    ----------   ----------

NET INCOME                  $ 175,455    $ 218,144    $  181,399   $  534,463
                             =========    =========    ==========   ==========
NET INCOME ALLOCATED:
   Managing Members         $  22,862    $   6,545    $   23,040   $   16,034
   Limited Members            152,593      211,599       158,359      518,429
                             ---------    ---------    ----------   ----------
                            $ 175,455    $ 218,144    $  181,399   $  534,463
                             =========    =========    ==========   ==========
NET INCOME (LOSS) PER LLC UNIT:
   Continuing Operations    $    9.39    $    6.40    $    29.10   $    20.16
   Discontinued Operations      (3.24)        2.12        (22.72)        5.22
                             ---------    ---------    ----------   ----------
        Total               $    6.15    $    8.52    $     6.38   $    25.38
                             =========    =========    ==========   ==========
Weighted Average
  Units Outstanding            24,831       24,831        24,831       20,427
                             =========    =========    ==========   ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   181,399     $   534,463

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     348,949         228,624
     Real Estate Impairment                           434,065               0
     Gain on Sale of Real Estate                     (130,829)              0
     (Increase) Decrease in Receivables               (26,633)          7,704
     Decrease in Payable to
        AEI Fund Management, Inc.                      (1,924)        (87,908)
     Increase in Unearned Rent                         20,024          46,399
                                                   -----------     -----------
             Total Adjustments                        643,652         194,819
                                                   -----------     -----------
        Net Cash Provided By
           Operating Activities                       825,051         729,282
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,557,907)     (5,449,287)
   Proceeds from Sale of Real Estate                  509,345               0
                                                   -----------     -----------
        Net Cash Used For
         Investing  Activities                     (1,048,562)     (5,449,287)
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contributions from Limited Members              0       9,855,529
    Organization and Syndication Costs                      0      (1,435,998)
    Increase  (Decrease) in Distributions Payable    (252,682)        190,018
    Distributions to Members                       (1,146,134)       (829,180)
                                                   -----------     -----------
        Net Cash Provided By (Used For)
          Financing  Activities                    (1,398,816)      7,780,369
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (1,622,327)      3,060,364

CASH AND CASH EQUIVALENTS, beginning of period      3,643,275       1,897,635
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,020,948     $ 4,957,999
                                                   ===========     ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members       Total     Outstanding


BALANCE, December 31, 2002  $  (2,624)  $12,615,223   $12,612,599    14,975.75

  Capital Contributions             0     9,855,529     9,855,529     9,855.53

  Organization and
    Syndication Costs               0    (1,435,998)   (1,435,998)

  Distributions               (24,875)     (804,305)     (829,180)

  Net Income                   16,034       518,429       534,463
                             ---------   -----------   -----------  -----------
BALANCE, September 30, 2003 $ (11,465)  $20,748,878   $20,737,413    24,831.28
                             =========   ===========   ===========  ===========


BALANCE, December 31, 2003  $   6,879   $21,119,163   $21,126,042    24,831.28

  Distributions               (28,727)   (1,117,407)   (1,146,134)

  Net Income                   23,040       158,359       181,399
                             ---------   -----------   -----------  -----------
BALANCE, September 30, 2004 $   1,192   $20,160,115   $20,161,307    24,831.28
                             =========   ===========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

     With the exception of February, GR has made all rental payments due through November 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs associated with maintaining the property.


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

     On April 30, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for $1,557,907. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $118,867. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

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

     During the first nine months of 2004, the Company distributed $282,828 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $11.27 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,513. The property is leased to Austin Pancho's I, LLC (API) under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625. In December 2003, API reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At September 30, 2004, API owed $159,688 for past due rent, which has not been accrued due to the uncertainty of collection. In the first nine months of 2004, the Company incurred $88,389 of real estate tax expense related to 2003 and 2004 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

     Commencing on December 26, 2003, API arranged for the franchisor of Pancho's to operate the restaurant as the best means of generating cash flow to meet API's lease obligations. Recently, the franchisor closed the restaurant and returned possession of the property to the Company. The Company has listed the property for sale or lease with a real estate broker in the Austin area. Even if a new lease can be arranged, it is likely the Company will attempt to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At September 30, 2004, the property was classified as Real Estate Held for Sale.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended        Nine Months Ended
                              9/30/04       9/30/03    9/30/04        9/30/03

Rental Income                 $      0    $  73,207   $   3,900   $  156,474
Property Management Expenses   (92,541)        (356)   (249,764)      (1,417)
Depreciation                         0      (18,556)    (14,542)     (45,214)
Real Estate  Impairment              0            0    (434,065)           0
Gain on Disposal of Real Estate      0            0     130,829            0
                               --------    ---------   ---------   ----------
   Income (Loss) from Discontinued
      Operations              $(92,541)   $  54,295   $(563,642)  $  109,843
                               ========    =========   =========   ==========

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

Results of Operations

       For the nine months ended September 30, 2004 and 2003, the Company recognized rental income from continuing operations of $1,263,428 and $701,451, respectively. In 2004, rental income increased due to additional rent received from five property acquisitions in 2003 and 2004.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $164,674 and $146,175, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. These expenses were higher in 2004, when compared to 2003, mainly because the Company's asset base was higher in 2004 from the sale of additional LLC Units. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $40,220 and $41,639, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

        With the exception of February, GR has made all rental payments due through November 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs associated with maintaining the property.

       For the nine months ended September 30, 2004 and 2003, the Company recognized interest income of $20,914 and $94,393, respectively. In 2004, interest income decreased due to the Company receiving interest income from construction advances in 2003 and the Company having less money invested in a money market account due to property acquisitions. In 2003, the Company also recognized interest from an agreement related to the acquisition of two Tia's Tex-Mex restaurants. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the properties for the period from September 3, 2003 to the date the acquisition was completed. The Company received $73,299 of interest income from this agreement, including $20,195 recognized as of September 30, 2003.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2004, the Company recognized a loss from discontinued operations of $563,642, representing rental income less property management expenses and depreciation of $260,406 and a real estate impairment loss of $434,065, which were partially offset by a gain on disposal of real estate of
$130,829. For the nine months ended September 30, 2003, the Company recognized income from discontinued operations of $109,843, representing rental income less property management expenses and depreciation.

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

       In December 2003, Austin Pancho's I, LLC (API), the lessee of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At September 30, 2004, API owed $159,688 for past due rent, which has not been accrued due to the uncertainty of collection. In the first nine months of 2004, the Company incurred $88,389 of real estate tax expense related to 2003 and 2004 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Commencing on December 26, 2003, API arranged for the franchisor of Pancho's to operate the restaurant as the best means of generating cash flow to meet API's lease obligations. Recently, the franchisor closed the restaurant and returned possession of the property to the Company. The Company has listed the property for sale or lease with a real estate broker in the Austin area. Even if a new lease can be arranged, it is likely the Company will attempt to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At September 30, 2004, the property was classified as Real Estate Held for Sale.

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

        The Company generated $825,051 of cash from operations during the nine months ended September 30, 2004, representing net income before gain on sale of real estate of $50,570 and non-cash expenses of $348,949 for depreciation and $434,065 for real estate impairment, which were partially offset by $8,533 of net timing differences in the collection of payments from the lessees and the payment of expenses. The Company generated $729,282 of cash from operations during the nine months ended September 30, 2003, representing net income of $534,463 and a non-cash expense of $228,624 for depreciation, which were partially offset by $33,805 of net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004 and 2003, the Company expended $1,557,907 and $5,449,287, respectively, to invest in real properties (inclusive of acquisition expenses). During the nine months ended September 30, 2004, the Company generated cash flow from the sale of real estate of $509,345.

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

        On  August  8,  2003,  the Company purchased  a  Pancho's
restaurant in Round Rock, Texas for $1,809,513. On August 27, 2003, the Company purchased a 23% interest in a Garden Ridge retail store in Woodlands, Texas for $1,912,690. On September 19, 2003, the Company purchased a 26% interest in a Winn-Dixie store in Panama City, Florida for $1,203,610. On December 10, 2003, the Company purchased Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury, Maryland for $2,563,839 and $2,013,502, respectively. On April 30, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for $1,557,907.

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

       For the nine months ended September 30, 2004 and 2003, the Company declared distributions of $1,146,134 and $829,180, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of
$1,117,407 and $804,305 and the Managing Members received distributions of $28,727 and $24,875 for the periods, respectively.

        During the first nine months of 2004, the Company distributed $282,828 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $11.27 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Beginning in 2004, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During 2004, the Company did not redeem any Units from the Limited Members.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
  PROCEEDS

        (a) During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value of the Units, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the period covered by this report, the Company did not purchase any Units.

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


Dated:  November 10, 2004     AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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