Form 10KSB
period 2004-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2005-03-30
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or and amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2004 were $1,683,987.

As of February 28, 2005, there were 24,831.283 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,831,283.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 24 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on November 21, 2000. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 18, 2001. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 17, 2003 when the extended offering period expired. The Company received subscriptions for 24,831.283 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $24,831,283 and $1,000, respectively.

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

        On November 7, 2002, the Company purchased a 72% interest in a Jared Jewelry store in Pittsburgh, Pennsylvania for $2,620,893. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $240,285. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.

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

        On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,513. The property is leased to Austin Pancho's I, LLC (API) under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625. In December 2003, API reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At December 31, 2004, API owed $207,594 for past due rent, which has not been accrued due to the uncertainty of collection. During 2004, the Company incurred $106,434 of real estate tax expense related to 2003 and 2004 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

        Commencing on December 26, 2003, API arranged for the franchisor of Pancho's to operate the restaurant as the best means of generating cash flow to meet API's lease obligations. In November 2004, the franchisor closed the restaurant and returned possession of the property to the Company. The Company has listed the property for sale or lease with a real estate broker in the Austin area. Even if a new lease can be arranged, it is likely the Company will attempt to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At December 31, 2004, the property was classified as Real Estate Held for Sale.

        On August 27, 2003, the Company purchased a 23% interest in a Garden Ridge retail store in Woodlands, Texas for $1,912,690. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $216,783. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Real Estate Fund XV Limited Partnership, affiliates of the Company.
ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

        With the exception of February, GR has made all rental payments due under its current lease. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Company's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs associated with maintaining the property.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

       On April 30, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for $1,561,271. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $118,867. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

        Subsequent to December 31, 2004, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for approximately $1,305,000. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $95,256. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

Major Tenants

        During 2004, six tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 96% of total rental revenue in 2004. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2005 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Company holds an undivided fee simple interest in the properties.

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

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2004.

                             Total Property                  Annual   Annual
                   Purchase   Acquisition                    Lease    Rent Per
Property             Date       Costs        Lessee          Payment  Sq. Ft.

Children's World                            Knowledge
Daycare Center                              Learning
 Tinley Park, IL  5/22/02    $1,901,845  Enterprises, Inc.   $180,212  $19.94

Jared Jewelry Store
 Pittsburgh, PA                          Sterling Jewelers
 (72.0%)          11/7/02    $2,620,893       Inc.           $240,285  $57.74

Champps                                      Champps
Americana Restaurant                      Entertainment
 Houston, TX     12/18/02    $3,106,301   of Texas, Inc.     $316,500  $29.86


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                             Total Property                  Annual   Annual
                   Purchase   Acquisition                    Lease    Rent Per
Property             Date       Costs        Lessee          Payment  Sq. Ft.

Johnny Carino's                               Kona
Restaurant                                 Restaurant
 Littleton, CO    4/10/03    $2,223,755    Group, Inc.       $225,735  $34.54

Pancho's Restaurant                     Austin Pancho's I,
 Round Rock, TX    8/8/03    $1,809,513       LLC            $191,625  $29.18

Garden Ridge
Retail Store
 Woodlands, TX                           Garden Ridge,
 (23.0%)          8/27/03    $1,912,690       L.P.           $216,783  $ 8.44

Tia's Tex-Mex
Restaurant                               Tia's Florida,
 Tampa, FL       12/10/03    $2,563,839       LLC            $260,100  $45.31

Tia's Tex-Mex
Restaurant                               Tia's Maryland,
 Salisbury, MD   12/10/03    $2,013,502       LLC            $204,000  $38.94

Applebee's Restaurant
 Sandusky, OH
 (55.0%)          4/30/04    $1,561,271  Apple Ohio LLC      $118,867  $43.28


        The properties listed above with a partial ownership percentage are owned with affiliates of the Company and/or unrelated third parties. The remaining interest in the Jared Jewelry store is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and unrelated third parties. The remaining interest in the Applebee's restaurant is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership.

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

        The initial Lease terms are 20 years, except for the Children's World daycare center and the Tia's Tex-Mex restaurants, which have Lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except the Jared Jewelry store, the Garden Ridge retail store, the Applebee's restaurant and the Tia's Tex-Mex restaurants, which have renewal options that may extend the Lease term an additional 20 years.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        Pursuant to the Lease Agreement, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

       For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes will be the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        With the exception of the Pancho's restaurant discussed earlier, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 696 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $39,205 and $38,278 were made to the Managing Members and $1,489,876 and $1,425,074 were made to the Limited Members in 2004 and 2003, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.


ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As part of the Limited Members' distributions discussed above, the Company distributed $330,000 and $278,300 of proceeds from property sales in 2004 and 2003, respectively.

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

Other Information

        The Company is required, pursuant to NASD Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2004, the Company's Units were valued at $1,059. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2004 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor do they represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2004 and 2003, the Company recognized rental income from continuing operations of $1,683,987 and $1,023,217, respectively. In 2004, rental income increased due to additional rent received from five property acquisitions in 2003 and 2004.

        For the years ended December 31, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $223,133 and $192,813, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. These expenses were higher in 2004, when compared to 2003, mainly because the Company's asset base was higher in 2004 from the sale of additional LLC Units. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $41,974 and $44,932, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance, and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        With the exception of February, GR has made all rental payments due under its current lease. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Company's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs associated with maintaining the property.

        For the years ended December 31, 2004 and 2003, the Company recognized interest income of $28,635 and $159,176, respectively. In 2004, interest income decreased due to the Company receiving interest income from construction advances in 2003 and the Company having less money invested in a money market account due to property acquisitions. In 2003, the Company also recognized interest from an agreement related to the acquisition of two Tia's Tex-Mex restaurants. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the properties for the period from September 3, 2003 to the date the acquisition was completed. The Company received $73,299 of interest income from this agreement.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2004, the Company recognized a loss from discontinued operations of $603,658, representing rental income less property management expenses and depreciation of $300,422 and a real estate impairment loss of $434,065, which were partially offset by a gain on disposal of real estate of $130,829. For the year ended December 31, 2003, the Company recognized income from discontinued operations of $880,805, representing rental income less property management expenses and depreciation of $177,703 and gain on disposal of real estate of $703,102.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the fourth quarter of 2003, the Company sold its interest in the Winn-Dixie store in Panama City, Florida, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,410,400, which resulted in a net gain of $216,445. The total cost and related accumulated depreciation of the interests sold was $1,203,610 and $9,655, respectively.

       In December 2003, Austin Pancho's I, LLC (API), the lessee of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At December 31, 2004, API owed $207,594 for past due rent, which has not been accrued due to the uncertainty of collection. During 2004, the Company incurred $106,434 of real estate tax expense related to 2003 and 2004 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

        Commencing on December 26, 2003, API arranged for the franchisor of Pancho's to operate the restaurant as the best means of generating cash flow to meet API's lease obligations. In November 2004, the franchisor closed the restaurant and returned possession of the property to the Company. The Company has listed the property for sale or lease with a real estate broker in the Austin area. Even if a new lease can be arranged, it is likely the Company will attempt to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At December 31, 2004, the property was classified as Real Estate Held for Sale.

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

        The Company generated $1,086,520 of cash from operations during the year ended December 31, 2004, representing net income before gain on sale of real estate of $262,407 and non-cash expenses of $465,163 for depreciation and $434,065 for real estate impairment, which were partially offset by $75,115 of net timing differences in the collection of payments from the lessees and the payment of expenses. The Company generated $1,208,879 of cash from operations during the year ended December 31, 2003, representing net income before gain on sale of real estate of $855,428, a non-cash expense of $336,661 for depreciation and $16,790 of net timing differences in the collection of payments from the lessees and the payment of expenses to our managers.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2004 and 2003, the Company expended $1,561,271 and $10,061,158, respectively, to invest in real properties (inclusive of acquisition expenses). During the years ended December 31, 2004 and 2003, the Company generated cash flow from the sale of real estate of $509,345 and $3,155,310, respectively.

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

        On  August  8,  2003,  the Company purchased  a  Pancho's
restaurant in Round Rock, Texas for $1,809,513. On August 27, 2003, the Company purchased a 23% interest in a Garden Ridge retail store in Woodlands, Texas for $1,912,690. On September 19, 2003, the Company purchased a 26% interest in a Winn-Dixie store in Panama City, Florida for $1,203,610. On December 10, 2003, the Company purchased Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury, Maryland for $2,563,839 and $2,013,502, respectively. On April 30, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for $1,561,271.

        Subsequent to December 31, 2004, the Company purchased  a
14% interest in a CarMax auto superstore in Lithia Springs, Georgia for approximately $1,305,000.

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

        For the years ended December 31, 2004 and 2003, the Company declared distributions of $1,529,081 and $1,463,352, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,489,876 and $1,425,074 and the Managing Members received distributions of $39,205 and $38,278 for the periods, respectively.

       During 2004 and 2003, the Company distributed $333,333 and $281,111 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $13.28 and $11.21 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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



                 AEI INCOME & GROWTH FUND 24 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004 and 2003

Statements for the Years Ended December 31, 2004 and 2003:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2004 and 2003, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                            /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                               Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 26, 2005

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                 2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                  $ 1,897,564    $ 3,643,275
  Receivables                                     42,602         15,969
                                              -----------    -----------
      Total Current Assets                     1,940,166      3,659,244
                                              -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         6,765,527      7,343,758
  Buildings and Equipment                     11,138,569     10,808,580
  Accumulated Depreciation                      (765,915)      (326,200)
                                              -----------    -----------
                                              17,138,181     17,826,138
  Real Estate Held for Sale                    1,350,000        378,516
                                              -----------    -----------
      Net Investments in Real Estate          18,488,181     18,204,654
                                              -----------    -----------
           Total  Assets                     $20,428,347    $21,863,898
                                              ===========    ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    39,142    $   107,685
  Distributions Payable                          378,947        630,171
  Unearned Rent                                   20,061              0
                                              -----------    -----------
      Total Current Liabilities                  438,150        737,856
                                              -----------    -----------
MEMBERS' EQUITY:
  Managing Members' Equity                         1,151          6,879
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized;
   24,831  Units issued and outstanding       19,989,046     21,119,163
                                              -----------    -----------
      Total Members' Equity                   19,990,197     21,126,042
                                              -----------    -----------
       Total Liabilities and Members' Equity $20,428,347    $21,863,898
                                              ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31

                                                   2004          2003

RENTAL INCOME                                  $ 1,683,987   $ 1,023,217

EXPENSES:
   LLC Administration - Affiliates                 223,133       192,813
   LLC Administration and Property
      Management - Unrelated Parties                41,974        44,932
      Depreciation                                 450,621       266,923
                                                -----------   -----------
        Total Expenses                             715,728       504,668
                                                -----------   -----------

OPERATING INCOME                                   968,259       518,549

OTHER INCOME:
   Interest Income                                  28,635       159,176
                                                -----------   -----------

INCOME FROM CONTINUING OPERATIONS                  996,894       677,725

Income (Loss) From Discontinued Operations        (603,658)      880,805
                                                -----------   -----------
NET INCOME                                     $   393,236   $ 1,558,530
                                                ===========   ===========
NET INCOME ALLOCATED:
   Managing Members                            $    33,477   $    47,781
   Limited Members                                 359,759     1,510,749
                                                -----------   -----------
                                               $   393,236   $ 1,558,530
                                                ===========   ===========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations                       $     38.94   $     30.54
   Discontinued Operations                          (24.45)        39.64
                                                -----------   -----------
         Total                                 $     14.49   $     70.18
                                                ===========   ===========
Weighted Average Units Outstanding                  24,831        21,528
                                                ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                    2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                 $   393,236   $ 1,558,530

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                   465,163       336,661
     Real Estate Impairment                         434,065             0
     Gain on Sale of Real Estate                   (130,829)     (703,102)
     (Increase) Decrease in Receivables             (26,633)       11,930
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (68,543)        4,860
     Increase in Unearned Rent                       20,061             0
                                                 -----------   -----------
             Total Adjustments                      693,284      (349,651)
                                                 -----------   -----------
        Net Cash Provided By
            Operating Activities                  1,086,520     1,208,879
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                    (1,561,271)  (10,061,158)
   Proceeds from Sale of Real Estate                509,345     3,155,310
                                                 -----------   -----------
        Net Cash Used For
          Investing Activities                   (1,051,926)   (6,905,848)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members             0     9,855,529
   Organization and Syndication Costs                     0    (1,437,264)
   Increase (Decrease) in Distributions Payable    (251,224)      487,696
   Distributions to Members                      (1,529,081)   (1,463,352)
                                                 -----------   -----------
        Net Cash Provided By (Used For)
          Financing Activities                   (1,780,305)    7,442,609
                                                 -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          (1,745,711)    1,745,640

CASH AND CASH EQUIVALENTS, beginning of period    3,643,275     1,897,635
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of period        $ 1,897,564   $ 3,643,275
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                   Member
                            Managing   Limited                     Units
                            Members    Members      Total       Outstanding


BALANCE, December 31, 2002 $ (2,624) $12,615,223  $12,612,599   14,975.75

  Capital Contributions           0    9,855,529    9,855,529    9,855.53

  Organization and
    Syndication Costs             0   (1,437,264)  (1,437,264)

  Distributions             (38,278)  (1,425,074)  (1,463,352)

  Net Income                 47,781    1,510,749    1,558,530
                            --------  ----------- -----------   ----------
BALANCE, December 31, 2003    6,879   21,119,163   21,126,042   24,831.28

  Distributions             (39,205)  (1,489,876)  (1,529,081)

  Net Income                 33,477      359,759      393,236
                            --------  -----------  -----------  ----------
BALANCE, December 31, 2004 $  1,151  $19,989,046  $19,990,197   24,831.28
                            ========  ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.
                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

       The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Newly Issued Pronouncements

       The Company has considered the accounting pronouncements issued after December 2003 and has determined that none of these pronouncements will have a material impact on its financial statements.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions -

       The Company owns a 72% interest in a Jared Jewelry store. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company. The Company owns a 23% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Company, and unrelated third parties. AEI Real Estate Fund XV Limited Partnership, an affiliate of the Company, owned a 21% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003. The Company owns a 55% interest in an Applebee's restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company. The Company owned a 26% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and
       AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company, and unrelated third parties.

       AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                        Total Incurred by the Company
                                        for the Year Ended December 31

                                                 2004          2003
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                     $ 240,491     $ 195,346
                                                ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                        $ 298,427     $  49,287
                                                ========      ========

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions - (Continued)

                                         Total Incurred by the Company
                                         for the Year Ended December 31

                                                     2004         2003
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company. The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company from
  the sellers and/or lessees in the amount of
  $2,750 and $96,493 for 2004 and 2003,
  respectively.                                $  27,509     $  69,946
                                                ========      ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  12,145     $  67,188
                                                ========      ========

e.ASI was the underwriter of the Company's offering.
  AEI Capital Corporation is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 10% for sale of certain
  subscription Units (a majority of this amount was
  re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                     $       0     $ 985,553
                                                ========      ========
f.AEI is reimbursed for all costs incurred in
  connection with managing the Company's
  offering and organization.                   $       0     $ 331,548
                                                ========      ========
g.AEI is reimbursed for all direct expenses it
  has paid on the Company's behalf to third parties
  relating to the offering and organization of
  the Company.  These expenses included printing
  costs, legal and filing fees, direct
  administrative costs, underwriting costs and
  due diligence fees.                          $       0     $ 120,163
                                                ========      ========

     The  payable  to  AEI Fund Management, Inc.  represents  the balance  due for the services described in 3a, b, c,  d,  f,
     and  g.   This balance is non-interest bearing and unsecured
     and is to be paid in the normal course of business.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Children's World daycare center and the Tia's Tex-Mex restaurants, which have Lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except the Jared Jewelry store, the Garden Ridge retail store, the Applebee's restaurant and the Tia's Tex-Mex restaurants, which have renewal options that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

     The   Company's  properties  are  commercial,  single-tenant
     buildings. The land for the Johnny Carino's restaurant was acquired in 2002 and construction of the restaurant was completed in 2003. The Pancho's restaurant was constructed in 1998 and acquired in 2003. The Garden Ridge retail store was constructed in 2001 and acquired in 2003. The Tia's Tex-Mex restaurant in Tampa, Florida was constructed in 1996 and
     acquired   in   2003.   The  Tia's  Tex-Mex  restaurant   in
     Salisbury, Maryland was constructed in 1999 and acquired in 2003. The Applebee's restaurant was constructed in 1995 and acquired in 2004. The remaining properties were constructed and acquired in 2002. There have been no costs capitalized as improvements subsequent to the acquisition.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2004  are   as
     follows:

                                             Buildings and         Accumulated
Property                              Land     Equipment   Total  Depreciation

Children's World, Tinley Park, IL $  354,397 $ 1,547,448 $ 1,901,845  $162,482
Jared Jewelry, Pittsburgh, PA      1,366,403   1,254,490   2,620,893   106,632
Champps Americana, Houston, TX     1,271,182   1,835,119   3,106,301   167,835
Johnny Carino's, Littleton, CO       792,084   1,431,671   2,223,755   115,549
Garden Ridge, Woodlands, TX          560,418   1,352,272   1,912,690    74,375
Tia's Tex-Mex, Tampa, FL             950,543   1,613,296   2,563,839    67,220
Tia's Tex-Mex, Salisbury, MD         966,280   1,047,222   2,013,502    43,634
Applebee's, Sandusky, OH             504,220   1,057,051   1,561,271    28,188
                                   ---------  ----------  ----------   -------
                                  $6,765,527 $11,138,569 $17,904,096  $765,915
                                   =========  ==========  ==========   =======


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

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

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

     With the exception of February, GR has made all rental payments due under its current lease. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Company's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs associated with maintaining the property.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     On April 30, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for $1,561,271. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $118,867.

     Subsequent to December 31, 2004, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for approximately $1,305,000. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $95,256. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

     For properties owned as of December 31, 2004, the minimum future rent payments required by the leases are as follows:

                       2005           $ 1,715,839
                       2006             1,718,111
                       2007             1,725,961
                       2008             1,811,513
                       2009             1,821,283
                       Thereafter      20,949,604
                                       -----------
                                      $29,742,311
                                       ===========

     There were no contingent rents recognized in 2004 and 2003.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

                                                 2004        2003
            Tenants             Industry

     Tia's Restaurant Group    Restaurant    $  464,100    $      N/A
     Champps Entertainment
        of Texas, Inc.         Restaurant       316,500       316,500
     Sterling Jewelers Inc.    Retail           240,285       240,285
     Kona Restaurant
        Group, Inc.            Restaurant       224,990       183,599
     Knowledge Learning
        Enterprises, Inc.      Child Care       184,111       333,541
     Garden Ridge L.P.         Retail           178,657           N/A
                                              ----------    ----------
     Aggregate rent revenue
      of major tenants                       $1,608,643    $1,073,925
                                              ==========    ==========
     Aggregate rent revenue
      of major tenants as a
      percentage of total rent revenue               96%           84%
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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     During 2004 and 2003, the Company distributed $333,333 and $281,111 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $13.28 and $11.21 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,513. The property is leased to Austin Pancho's I, LLC (API) under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625. In December 2003, API reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At December 31, 2004, API owed $207,594 for past due rent, which has not been accrued due to the uncertainty of collection. During 2004, the Company incurred $106,434 of real estate tax expense related to 2003 and 2004 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

     Commencing on December 26, 2003, API arranged for the franchisor of Pancho's to operate the restaurant as the best means of generating cash flow to meet API's lease obligations. In November 2004, the franchisor closed the restaurant and returned possession of the property to the Company. The Company has listed the property for sale or lease with a real estate broker in the Austin area. Even if a new lease can be arranged, it is likely the Company will attempt to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At December 31, 2004, the property was classified as Real Estate Held for Sale.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                              2004       2003

     Rental Income                        $    3,900   $ 254,329
     Property Management Expenses           (289,780)     (6,888)
     Depreciation                            (14,542)    (69,738)
     Real Estate Impairment                 (434,065)          0
     Gain on Disposal of Real Estate         130,829     703,102
                                           ----------   ---------
          Income (Loss) from
            Discontinued Operations       $ (603,658)  $ 880,805
                                           ==========   =========

(7)  Members' Capital -

     Cash distributions of $39,205 and $38,278 were made to the Managing Members and $1,489,876 and $1,425,074 were made to the Limited Members for the years ended December 31, 2004 and 2003, respectively. The Limited Members' distributions represent $60.00 and $66.20 per LLC Unit outstanding using 24,831 and 21,528 weighted average Units in 2004 and 2003, respectively. The distributions represent $14.49 and $66.20 per Unit of Net Income and $45.51 and $-0- per Unit of return of contributed capital in 2004 and 2003, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed $330,000 and $278,300 of proceeds from property sales in 2004 and 2003, respectively.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2004        2003

     Net Income for Financial
      Reporting Purposes                  $  393,236   $1,558,530

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                     112,501       86,367

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                     245,721            0

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                     112,149            0

     Amortization of Start-Up and
      Organization Costs                      (2,939)      (2,939)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes        434,065            0

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes        (9,399)     (41,549)
                                           ----------   ----------
           Taxable Income to Members      $1,285,334   $1,600,409
                                           ==========   ==========


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

 (8) Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                2004          2003

     Members' Equity for
      Financial Reporting Purposes           $19,990,197   $21,126,042

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
         Reporting Purposes                      608,673        71,507

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                         245,721             0

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                         112,149             0

     Capitalized Start-Up Costs
      Under Section 195                            8,697         8,697

     Amortization of Start-Up and
      Organization Costs                          (9,307)       (6,368)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes         3,665,328     3,665,328
                                              -----------   -----------
           Members' Equity for
              Tax Reporting Purposes         $24,621,458   $24,865,206
                                              ===========   ===========


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2004                    2003
                         Carrying       Fair      Carrying       Fair
                          Amount        Value       Amount       Value

     Money Market Funds  $1,897,564  $1,897,564   $3,643,275  $3,643,275
                          ----------  ----------   ----------  ----------
      Total Cash and
       Cash Equivalents  $1,897,564  $1,897,564   $3,643,275  $3,643,275
                          ==========  ==========   ==========  ==========

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

ITEM 8B.  OTHER INFORMATION.

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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2005. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2005:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2004, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2004.

Person or Entity                                    Amount Incurred From
 Receiving                  Form and Method     Inception (December 7, 2000)
Compensation                of Compensation         To December 31, 2004

EI Securities, Inc.  Selling Commissions equal to         $2,482,128
                     10% of proceeds most of which were
                     reallowed to Participating Dealers.

Managing Members     Reimbursement at Cost for other      $1,200,499
and Affiliates       Organization and Offering Costs.

Managing Members     Reimbursement at Cost for all        $   68,910
and Affiliates       Acquisition Expenses

Managing Members     Reimbursement at Cost for all        $  605,899
and Affiliates       Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties  and  all  other  transfer
                     agency, reporting, Member relations
                     and other administrative functions.

Managing Members     Reimbursement at Cost for all        $   79,333
and Affiliates       expenses related to the disposition
                     of the Fund's properties.

Managing Members     3% of Net Cash Flow in any fiscal    $   83,629
                     year.

Managing Members     1% of distributions of Net Proceeds  $    6,144
                     of sale until Limited Members have
                     received an amount equal to (a)
                     their Adjusted Capital Contributions,
                     plus (b) an amount equal to 7% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but  not compounded,
                     to the extent not previously distributed.
                     10%  of  distributions  of   Net Proceeds
                     of Sale thereafter.


                             PART IV

ITEM 13.  EXHIBITS.

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

     10.1 Net Lease Agreement dated April 8, 2002 between the Company and Champps Entertainment of Texas, Inc. relating to the Property at 11681 Westheimer Road, Houston, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 15, 2002).

     10.2 Net Lease Agreement dated May 22, 2002 between the Company and ARAMARK Educational Resources, Inc. relating to the Property at 9460 W. 179th Street, Tinley Park, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 28, 2002).

     10.3 Net Lease Agreement dated September 23, 2002 between the Company and Kona Restaurant Group, Inc. relating to the Property at 10025 W San Juan Way, Littleton, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 7, 2002).

     10.4 Assignment and Assumption of Lease dated November 7, 2002 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and McKnight Road Development, LLC relating to the Property at 7381 McKnight Road, Pittsburgh, Pennsylvania (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 7, 2002).

     10.5 First Amendment to Net Lease Agreement dated December 18, 2002 between the Company and Champps Entertainment of Texas, Inc. relating to the Property at 11681 Westheimer Road, Houston, Texas (incorporated by reference to Exhibit
     10.3 of Form 8-K filed December 23, 2002).

     10.6 First Amendment to Net Lease Agreement dated April 10, 2003 between the Company and Kona Restaurant Group, Inc. relating to the Property at 10025 W. San Juan Way, Littleton, Colorado (incorporated by reference to Exhibit
     10.2 of Form 8-K filed April 16, 2003).

     10.7 Net Lease Agreement dated August 8, 2003 between the Company and Pancho's I, LLC relating to the Property at 2850 35 IH North, Round Rock, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 8,
     2003).

     10.8 Assignment of Purchase Agreement dated August 19, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2003).

     10.9 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Company, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6, 2003).

     10.10 Assignment of Sale-Purchase Agreement dated August 19, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 11, 2003).

ITEM 13.  EXHIBITS.  (Continued)

                           Description

     10.11 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed November 11, 2003).

     10.12 Assignment of Purchase Agreement dated November 12, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 1053 North Dale Mabry, Tampa, Florida (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed November 11, 2003).

     10.13 Assignment of Purchase Agreement dated November 12, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 2318 North Salisbury Boulevard, Salisbury, Maryland (incorporated by reference to Exhibit
     10.6 of Form 10-QSB filed November 11, 2003).

     10.14 Net Lease Agreement dated December 10, 2003 between the Company and Tia's Florida, LLC relating to the Property at 1053 North Dale Mabry, Tampa, Florida (incorporated by reference to Exhibit 10.3 of Form 8-K filed December 18, 2003).

     10.15 Net Lease Agreement dated December 10, 2003 between the Company and Tia's Maryland, LLC relating to the Property at 2318 North Salisbury Boulevard, Salisbury, Maryland (incorporated by reference to Exhibit 10.4 of Form 8-K filed December 18, 2003).

     10.16 Assignment of Purchase Agreement dated April 22, 2004 between the Company and AEI Fund Management, Inc. relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 11, 2004).

     10.17 Assignment and Assumption of Lease dated April 30, 2004 between the Company, AEI Net Lease Income & Growth Fund XX Limited Partnership and PRECO II CRIC LLC relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 11, 2004).

     10.18 Assignment of Agreement of Purchase and Sale dated March 3, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia.

     10.19 Assignment and Assumption of Lease dated March 18, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia.

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                            2004       2003

     Audit Fees                           $  11,850   $ 11,433
     Audit-Related Fees                       2,038        500
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  13,888   $ 11,933
                                           =========   ========


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


                            AEI INCOME & GROWTH FUND 24
                            Limited Liability Company
                            By: AEI Fund Management XXI, Inc.
                                Its Managing Member


March 18, 2005              By:/s/ Robert P Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                            Title                 Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 18, 2005
    Robert P.Johnson  and Sole Director of Managing Member


/s/ Patrick W Keene   Chief Financial Officer and Treasurer    March 18, 2005
    Patrick W.Keene   (Principal Accounting Officer)