Form 10QSB
period 2005-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2005-05-13
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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

                          Yes       No [X]


                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I.Financial Information

 Item 1.Balance Sheet as of March 31, 2005 and December 31, 2004

         Statements for the Periods ended March 31, 2005 and 2004:

            Income

            Cash Flows

            Changes in Members' Equity

         Notes to Financial Statements

 Item 2.Management's Discussion and Analysis

 Item 3.Controls and Procedures

PART II.Other Information

 Item 1.Legal Proceedings

 Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.Defaults Upon Senior Securities

 Item 4.Submission of Matters to a Vote of Security Holders

 Item 5.Other Information

 Item 6.Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                     2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   572,587    $ 1,897,564
  Receivables                                        42,602         42,602
                                                 -----------    -----------
      Total Current Assets                          615,189      1,940,166
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            7,394,439      6,765,527
  Buildings and Equipment                        11,826,522     11,138,569
  Accumulated Depreciation                         (883,242)      (765,915)
                                                 -----------    -----------
                                                 18,337,719     17,138,181
  Real Estate Held for Sale                       1,350,000      1,350,000
                                                 -----------    -----------
      Net Investments in Real Estate             19,687,719     18,488,181
                                                 -----------    -----------
           Total  Assets                        $20,302,908    $20,428,347
                                                 ===========    ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    32,109    $    39,142
  Distributions Payable                             378,947        378,947
  Unearned Rent                                      67,139         20,061
                                                 -----------    -----------
      Total Current Liabilities                     478,195        438,150
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                           (2,803)         1,151
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized;
   24,831  Units issued and outstanding          19,827,516     19,989,046
                                                 -----------    -----------
      Total Members' Equity                      19,824,713     19,990,197
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $20,302,908    $20,428,347
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2005           2004

RENTAL INCOME                                    $   432,168    $   392,279

EXPENSES:
   LLC Administration - Affiliates                    57,055         53,388
   LLC Administration and Property
      Management - Unrelated Parties                  11,636          9,598
   Depreciation                                      117,327        105,609
                                                  -----------    -----------
        Total Expenses                               186,018        168,595
                                                  -----------    -----------

OPERATING INCOME                                     246,150        223,684

OTHER INCOME:
   Interest Income                                     8,241          8,755
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    254,391        232,439

Income (Loss) From Discontinued Operations           (36,928)        59,253
                                                  -----------    -----------
NET INCOME                                       $   217,463    $   291,692
                                                  ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                              $     6,524    $     6,134
   Limited Members                                   210,939        285,558
                                                  -----------    -----------
                                                 $   217,463    $   291,692
                                                  ===========    ===========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations                         $      9.93    $      9.08
   Discontinued Operations                             (1.44)          2.42
                                                  -----------    -----------
         Total                                   $      8.49    $     11.50
                                                  ===========    ===========
Weighted  Average  Units Outstanding                  24,831         24,831
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   217,463    $   291,692

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     117,327        112,880
     Gain on Sale of Real Estate                            0       (130,829)
     Decrease in Receivables                                0         15,969
     Decrease in Payable to
        AEI Fund Management, Inc.                      (7,033)       (54,085)
     Increase in Unearned Rent                         47,078         77,324
                                                   -----------    -----------
             Total Adjustments                        157,372         21,259
                                                   -----------    -----------
        Net Cash Provided By
            Operating Activities                      374,835        312,951
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,316,865)             0
   Proceeds from Sale of Real Estate                        0        509,345
                                                   -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                    (1,316,865)       509,345
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                        0       (252,473)
   Distributions to Members                          (382,947)      (381,697)
                                                   -----------    -----------
        Net Cash Used For
            Financing Activities                     (382,947)      (634,170)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (1,324,977)       188,126

CASH AND CASH EQUIVALENTS, beginning of period      1,897,564      3,643,275
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   572,587    $ 3,831,401
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing     Limited                  Units
                             Members      Members     Total     Outstanding


BALANCE, December 31, 2003  $  6,879  $21,119,163  $21,126,042    24,831.28

  Distributions               (9,228)    (372,469)    (381,697)

  Net Income                   6,134      285,558      291,692
                             --------  -----------  -----------  -----------
BALANCE, March 31, 2004     $  3,785  $21,032,252  $21,036,037    24,831.28
                             ========  ===========  ===========  ===========


BALANCE, December 31, 2004  $  1,151  $19,989,046  $19,990,197    24,831.28

  Distributions              (10,478)    (372,469)    (382,947)

  Net Income                   6,524      210,939      217,463
                             --------  -----------  -----------  -----------
BALANCE, March 31, 2005     $ (2,803) $19,827,516  $19,824,713    24,831.28
                             ========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2005 presentation.   These
     reclassifications had no effect on Members' capital, net income or cash flows.

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

     On March 18, 2005, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,316,865. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $95,256. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

     In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23% to $168,636, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

     With the exception of February 2004, GR has made all rental payments due under its current lease. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February 2004, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Company's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs associated with maintaining the property.

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

     During the first three months of 2005 and 2004, the Company distributed $50,505 and $111,111 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $2.01 and $4.43 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     In December 2003, Austin Pancho's I, LLC (API), the lessee of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At March 31, 2005, API owed $255,500 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $124,192 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Commencing on December 26, 2003, API arranged for the franchisor of Pancho's to operate the restaurant as the best means of generating cash flow to meet API's lease obligations. In November 2004, the franchisor closed the restaurant and returned possession of the property to the Company. The Company listed the property for sale or lease with a real estate broker in the Austin area. Even if a new lease can be arranged, it is likely the Company will attempt to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                      2005         2004

     Rental Income                                 $       0   $   3,900
     Property Management Expenses                    (36,928)    (68,205)
     Depreciation                                          0      (7,271)
     Gain on Disposal of Real Estate                       0     130,829
                                                    ---------   ---------
       Income (Loss) from Discontinued Operations  $ (36,928)  $  59,253
                                                    =========   =========

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

Results of Operations

        For the three months ended March 31, 2005 and 2004, the Company recognized rental income from continuing operations of $432,168 and $392,279, respectively. In 2005, rental income increased mainly due to additional rent received from two property acquisitions in 2004 and 2005.

        For the three months ended March 31, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $57,055 and $53,388, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,636 and $9,598, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23% to $168,636, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        With the exception of February 2004, GR has made all rental payments due under its current lease. The Company expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February 2004, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Company's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Company and the Company would be responsible for real estate taxes and other costs associated with maintaining the property.

        For  the three months ended March 31, 2005 and 2004,  the
Company   recognized  interest  income  of  $8,241  and   $8,755,
respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2005, the Company recognized a loss from discontinued operations of $36,928, representing property management expenses. For the three months ended March 31, 2004, the Company recognized income from discontinued operations of $59,253, representing a gain on disposal of real estate of $130,829, which was partially offset by rental income less property management expenses and depreciation of $71,576.

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

       In December 2003, Austin Pancho's I, LLC (API), the lessee of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At March 31, 2005, API owed $255,500 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $124,192 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Commencing on December 26, 2003, API arranged for the franchisor of Pancho's to operate the restaurant as the best means of generating cash flow to meet API's lease obligations. In November 2004, the franchisor closed the restaurant and returned possession of the property to the Company. The Company listed the property for sale or lease with a real estate broker in the Austin area. Even if a new lease can be arranged, it is likely the Company will attempt to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2005, the Company's cash balances decreased $1,324,977 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2004, the Company's cash balances increased $188,126 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $312,951 in 2004 to $374,835 in 2005 as a result of an increase in total rental and interest income in 2005, a decrease in LLC administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004, the Company generated cash flow from the sale of real estate of $509,345. During the three months ended March 31, 2005, the Company expended $1,316,865 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       On March 18, 2005, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,316,865. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of
13.4 years and annual rental payments of $95,256. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

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

        For the three months ended March 31, 2005 and 2004, the Company declared distributions of $382,947 and $381,697, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $372,469 and $372,469 and the Managing Members received distributions of $10,478 and $9,228 for the periods, respectively.

        During the first three months of 2005 and 2004, the Company distributed $50,505 and $111,111 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $2.01 and $4.43 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

                           Description

    10.1 Assignment of Agreement of Purchase and Sale dated March 3, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC,
    AEI Private Net Lease Millennium Fund Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia.

    10.2 Assignment and Assumption of Lease dated March 18, 2005 between the Company, AEI Income & Growth Fund XXI Limited
    Partnership, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia.

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


Dated:  May 6, 2005           AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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