Form 10QSB
period 2005-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2005-08-12
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2005 and December 31, 2004

          Statements for the Periods ended June 30, 2005 and 2004:

             Income

             Cash Flows

             Changes in Members' Equity

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
               JUNE 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                    2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   405,737     $ 1,897,564
  Receivables                                            0          42,602
                                                -----------     -----------
      Total Current Assets                         405,737       1,940,166
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           7,395,383       6,765,527
  Buildings and Equipment                       11,827,554      11,138,569
  Accumulated Depreciation                      (1,006,313)       (765,915)
                                                -----------     -----------
                                                18,216,624      17,138,181
  Real Estate Held for Sale                      1,350,000       1,350,000
                                                -----------     -----------
      Net Investments in Real Estate            19,566,624      18,488,181
                                                -----------     -----------
           Total  Assets                       $19,972,361     $20,428,347
                                                ===========     ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    56,231     $    39,142
  Distributions Payable                            377,461         378,947
  Unearned Rent                                     63,012          20,061
                                                -----------     -----------
      Total Current Liabilities                    496,704         438,150
                                                -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                         (10,851)          1,151
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,671 and 24,831 Units outstanding in
   2005  and 2004, respectively                 19,486,508      19,989,046
                                                -----------     -----------
      Total Members' Equity                     19,475,657      19,990,197
                                                -----------     -----------
       Total Liabilities and Members' Equity   $19,972,361     $20,428,347
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                           (Unaudited)

                                  Three Months Ended       Six Months Ended
                                 6/30/05      6/30/04     6/30/05     6/30/04

RENTAL INCOME                  $  452,774  $  430,529  $  884,942  $  822,808

EXPENSES:
   LLC Administration - Affiliates 63,891      56,808     120,946     110,196
   LLC Administration and Property
    Management - Unrelated Parties 30,822      22,954      42,458      32,552
   Depreciation                   123,071     112,633     240,398     218,242
                                ----------  ----------  ----------  ----------
        Total Expenses            217,784     192,395     403,802     360,990
                                ----------  ----------  ----------  ----------

OPERATING INCOME                  234,990     238,134     481,140     461,818

OTHER INCOME:
   Interest Income                  1,768       6,472      10,009      15,227
                                ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                     236,758     244,606     491,149     477,045

Income(Loss) from Discontinued
  Operations                      (64,582)   (530,354)   (101,510)   (471,101)
                                ----------  ----------  ----------  ----------
NET INCOME (LOSS)              $  172,176  $ (285,748) $  389,639  $    5,944
                                ==========  ==========  ==========  ==========
NET INCOME (LOSS) ALLOCATED:
   Managing Members            $    5,165  $   (5,956) $   11,689  $      178
   Limited Members                167,011    (279,792)    377,950       5,766
                                ----------  ----------  ----------  ----------
                               $  172,176  $ (285,748) $  389,639  $    5,944
                                ==========  ==========  ==========  ==========
 NET INCOME (LOSS) PER LLC UNIT:
   Continuing Operations       $     9.31  $     9.65  $    19.25  $    18.64
   Discontinued Operations          (2.54)     (20.92)      (3.98)     (18.41)
                                ----------  ----------  ----------  ----------
        Total                  $     6.77  $   (11.27) $    15.27  $      .23
                                ==========  ==========  ==========  ==========
Weighted Average Units
  Outstanding                      24,671       24,831     24,751      24,831
                                ==========  ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   389,639   $     5,944

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      240,398       232,784
     Real Estate Impairment                                  0       434,065
     Gain on Sale of Real Estate                             0      (130,829)
     (Increase) Decrease in Receivables                 42,602       (26,633)
     Increase in Payable to
        AEI Fund Management, Inc.                       17,089         7,315
     Increase in Unearned Rent                          42,951        15,018
                                                    -----------   -----------
             Total Adjustments                         343,040       531,720
                                                    -----------   -----------
        Net Cash Provided By
           Operating Activities                        732,679       537,664
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (1,318,841)   (1,556,244)
   Proceeds from Sale of Real Estate                         0       509,345
                                                    -----------   -----------
        Net Cash Used For
          Investing Activities                      (1,318,841)   (1,046,899)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                    (1,486)     (251,224)
   Distributions to Members                           (764,435)     (764,645)
   Redemption Payments                                (139,744)            0
                                                    -----------   -----------
        Net Cash Used For
           Financing Activities                       (905,665)   (1,015,869)
                                                    -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (1,491,827)   (1,525,104)

CASH AND CASH EQUIVALENTS, beginning of period       1,897,564     3,643,275
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   405,737   $ 2,118,171
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members     Total       Outstanding


BALANCE, December 31, 2003 $  6,879   $21,119,163   $21,126,042    24,831.28

  Distributions             (19,707)     (744,938)     (764,645)

  Net Income                    178         5,766         5,944
                            --------   -----------   -----------  -----------
BALANCE, June 30, 2004     $(12,650)  $20,379,991   $20,367,341    24,831.28
                            ========   ===========   ===========  ===========


BALANCE, December 31, 2004 $  1,151   $19,989,046   $19,990,197    24,831.28

  Distributions             (19,499)     (744,936)     (764,435)

  Redemption Payments        (4,192)     (135,552)     (139,744)     (160.00)

  Net Income                 11,689       377,950       389,639
                            --------   -----------   -----------  -----------
BALANCE, June 30, 2005     $(10,851)  $19,486,508   $19,475,657    24,671.28
                            ========   ===========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On March 18, 2005, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,318,841. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $95,256. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

     In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Company's share of the new rental amount is $168,636. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR has notified the Company it will apply the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

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

(5)  Discontinued Operations -

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

     During the first six months of 2005 and 2004, the Company distributed $171,717 and $161,616 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $6.87 and $6.44 per LLC Unit, respectively.

     In December 2003, Austin Pancho's I, LLC (API), the lessee of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At June 30, 2005, API owed $303,406 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $141,950 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

     Commencing on December 26, 2003, API arranged for the franchisor of Pancho's to operate the restaurant as the best means of generating cash flow to meet API's lease obligations. In November 2004, the franchisor closed the restaurant and returned possession of the property to the Company. The Company listed the property for sale or lease with a real estate broker in the Austin area. Even if a new lease can be arranged, it is likely the Company will attempt to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At June 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

 (5) Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                               Three Months Ended      Six Months Ended
                              6/30/05      6/30/04    6/30/05     6/30/04

Rental Income               $       0    $       0   $       0   $   3,900
Property Management Expenses  (64,582)     (89,018)   (101,510)   (157,223)
Depreciation                        0       (7,271)          0     (14,542)
Real Estate  Impairment             0     (434,065)          0    (434,065)
Gain on Disposal of Real Estate     0            0           0     130,829
                             ----------   ----------  ----------  ----------
  Income (Loss) from
    Discontinued Operations $ (64,582)   $(530,354)  $(101,510)  $(471,101)
                             ==========   ==========  ==========  ==========

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

Results of Operations

        For the six months ended June 30, 2005 and 2004, the Company recognized rental income from continuing operations of $884,942 and $822,808, respectively. In 2005, rental income increased mainly due to additional rent received from two property acquisitions in 2004 and 2005.

        For the six months ended June 30, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $120,946 and $110,196, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $42,458 and $32,552, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance, and other property costs.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Company's share of the new rental amount is $168,636. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR has notified the Company it will apply the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

        For the six months ended June 30, 2005 and 2004, the Company recognized interest income of $10,009 and $15,227, respectively. In 2005, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2005, the Company recognized a loss from discontinued operations of $101,510, representing property management expenses. For the six months ended June 30, 2004, the Company recognized a loss from discontinued operations of $471,101, representing rental income less property management expenses and depreciation of $167,865 and a real estate impairment loss of $434,065, which were partially offset by a gain on disposal of real estate of $130,829.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In December 2003, Austin Pancho's I, LLC (API), the lessee of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At June 30, 2005, API owed $303,406 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $141,950 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

        Commencing on December 26, 2003, API arranged for the franchisor of Pancho's to operate the restaurant as the best means of generating cash flow to meet API's lease obligations. In November 2004, the franchisor closed the restaurant and returned possession of the property to the Company. The Company listed the property for sale or lease with a real estate broker in the Austin area. Even if a new lease can be arranged, it is likely the Company will attempt to sell the property. As of June 30, 2004, based on an analysis of market conditions in the area, the Company determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the second quarter of 2004, a charge to discontinued operations for real estate impairment of $434,065 was recognized, which was the difference between the book value at June 30, 2004 of $1,784,065 and the estimated fair value of $1,350,000. The charge was recorded against the cost of the land and building. At June 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2005, the Company's cash balances decreased $1,491,827 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2004, the Company's cash balances decreased $1,525,104 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $537,664 in 2004 to $732,679 in 2005 as a result of an increase in total rental and interest income in 2005, a decrease in LLC administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004, the Company generated cash flow from the sale of real estate of $509,345. During the six months ended June 30, 2005 and 2004, the Company expended $1,318,841 and $1,556,244, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales in 2004 and 2003.

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

       On March 18, 2005, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,318,841. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of
13.4 years and annual rental payments of $95,256. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

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

        For the six months ended June 30, 2005 and 2004, the Company declared distributions of $764,435 and $764,645, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $744,936 and $744,938 and the Managing Members received distributions of $19,499 and $19,707 for the periods, respectively.

        During the first six months of 2005 and 2004, the Company distributed $171,717 and $161,616 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $6.87 and $6.44 per LLC Unit, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On April 1, 2005, one Limited Member redeemed a total of 160 Units for $135,552 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $4,192 in 2005.

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

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number
                                       Total Number of Units of Units that May
                Total Number Average   Purchased as Part of  Yet Be Purchased
                 of Units   Price Paid Publicly  Announced   Under the Plans
       Period   Purchased    per Unit  Plans or Programs     or Programs

4/1/05 to 4/30/05   160      $847.20         160(1)               (2)

5/1/05 to 5/31/05   --         --             --                  --

6/1/05 to 6/30/05   --         --             --                  --

  (1)  The Company's repurchase plan is mandated by the Operating
       Agreement as included in the prospectus related to the original offering of the Units.

  (2) The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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


Dated:  August 5, 2005        AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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