Form 10QSB
period 2005-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2005-11-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2005

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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2005 and December 31, 2004

          Statements for the Periods ended September 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS
                                                      2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   338,260     $ 1,897,564
  Receivables                                              0          42,602
                                                  -----------     -----------
      Total Current Assets                           338,260       1,940,166
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             7,395,383       6,765,527
  Buildings and Equipment                         11,827,554      11,138,569
  Accumulated Depreciation                        (1,129,383)       (765,915)
                                                  -----------     -----------
                                                  18,093,554      17,138,181
  Real Estate Held for Sale                          994,000       1,350,000
                                                  -----------     -----------
      Net Investments in Real Estate              19,087,554      18,488,181
                                                  -----------     -----------
           Total  Assets                         $19,425,814     $20,428,347
                                                  ===========     ===========

                          LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    59,995     $    39,142
  Distributions Payable                              379,961         378,947
  Unearned Rent                                       35,041          20,061
                                                  -----------     -----------
      Total Current Liabilities                      474,997         438,150
                                                  -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                           (19,475)          1,151
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,671 and 24,831 Units outstanding in
   2005  and 2004, respectively                   18,970,292      19,989,046
                                                  -----------     -----------
      Total Members' Equity                       18,950,817      19,990,197
                                                  -----------     -----------
        Total  Liabilities and Members' Equity   $19,425,814     $20,428,347
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended      Nine Months Ended
                               9/30/05      9/30/04    9/30/05      9/30/04

RENTAL INCOME               $  438,909   $  440,620   $1,323,851   $1,263,428

EXPENSES:
   LLC Administration -
     Affiliates                 68,049       54,478      188,995      164,674
   LLC Administration and
     Property Management -
     Unrelated Parties           7,848        7,668       50,306       40,220
   Depreciation                123,070      116,165      363,468      334,407
                             ----------   ----------   ----------   ----------
        Total Expenses         198,967      178,311      602,769      539,301
                             ----------   ----------   ----------   ----------

OPERATING INCOME               239,942      262,309      721,082      724,127

OTHER INCOME:
   Interest Income               1,524        5,687       11,533       20,914
                             ----------   ----------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  241,466      267,996      732,615      745,041

Income(Loss) from Discontinued
   Operations                 (382,320)     (92,541)    (483,830)    (563,642)
                             ----------   ----------   ----------   ----------
NET INCOME (LOSS)           $ (140,854)  $  175,455   $  248,785   $  181,399
                             ==========   ==========   ==========   ==========
NET INCOME (LOSS) ALLOCATED:
   Managing Members         $    2,895   $   22,862   $   14,584   $   23,040
   Limited Members            (143,749)     152,593      234,201      158,359
                             ----------   ----------   ----------   ----------
                            $ (140,854)  $  175,455   $  248,785   $  181,399
                             ==========   ==========   ==========   ==========
NET INCOME (LOSS) PER LLC UNIT:
   Continuing Operations    $     9.49   $     9.39   $    28.74   $    29.10
   Discontinued Operations      (15.32)       (3.24)      (19.27)      (22.72)
                             ----------   ----------   ----------   ----------
        Total               $    (5.83)  $     6.15   $     9.47   $     6.38
                             ==========   ==========   ==========   ==========
Weighted Average Units
  Outstanding                   24,671       24,831       24,725       24,831
                             ==========   ==========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   248,785    $   181,399

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      363,468        348,949
     Real Estate Impairment                            356,000        434,065
     Gain on Sale of Real Estate                             0       (130,829)
     (Increase) Decrease in Receivables                 42,602        (26,633)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       20,853         (1,924)
     Increase in Unearned Rent                          14,980         20,024
                                                    -----------    -----------
             Total Adjustments                         797,903        643,652
                                                    -----------    -----------
        Net Cash Provided By
           Operating Activities                      1,046,688        825,051
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (1,318,841)    (1,557,907)
   Proceeds from Sale of Real Estate                         0        509,345
                                                    -----------    -----------
        Net Cash Used For
          Investing Activities                      (1,318,841)    (1,048,562)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable          1,014       (252,682)
   Distributions to  Members                        (1,148,421)    (1,146,134)
   Redemption Payments                                (139,744)             0
                                                    -----------    -----------
        Net Cash Used For
          Financing  Activities                     (1,287,151)    (1,398,816)
                                                    -----------    -----------
NET DECREASE IN CASH
      AND CASH EQUIVALENTS                          (1,559,304)    (1,622,327)

CASH AND CASH EQUIVALENTS, beginning of period       1,897,564      3,643,275
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   338,260    $ 2,020,948
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members       Total     Outstanding


BALANCE, December 31, 2003 $  6,879    $21,119,163    $21,126,042   24,831.28

  Distributions             (28,727)    (1,117,407)    (1,146,134)

  Net Income                 23,040        158,359        181,399
                            --------    ----------     ----------   ---------
BALANCE,September 30, 2004 $  1,192    $20,160,115    $20,161,307   24,831.28
                            ========    ==========     ==========   =========


BALANCE, December 31, 2004 $  1,151    $19,989,046    $19,990,197   24,831.28

  Distributions             (31,018)    (1,117,403)    (1,148,421)

  Redemption Payments        (4,192)      (135,552)      (139,744)    (160.00)

  Net Income                 14,584        234,201        248,785
                            --------    ----------     ----------   ---------
BALANCE,September 30, 2005 $(19,475)   $18,970,292    $18,950,817   24,671.28
                            ========    ==========     ==========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

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

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

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

     During the first nine months of 2005 and 2004, the Company distributed $171,717 and $282,828 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $6.87 and $11.27 per LLC Unit, respectively.

     In December 2003, Austin Pancho's I, LLC (API), the lessee of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At September 30, 2005, API owed $351,632 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $159,709 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

 (5) Discontinued Operations - (Continued)

     In September 2005, the Company entered into an agreement to sell the property for $1,050,000 to an unrelated third party. In the third quarter of 2005, a charge to discontinued operations for real estate impairment of $356,000 was recognized, which was the difference between the book value at September 30, 2005 of $1,350,000 and the estimated net sale proceeds of $994,000. The charge was recorded against the cost of the land and building. At September 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                  Three Months Ended      Nine Months Ended
                                 9/30/05      9/30/04    9/30/05     9/30/04

Rental Income                  $       0    $      0   $       0   $   3,900
Property Management Expenses     (26,320)    (92,541)   (127,830)   (249,764)
Depreciation                           0           0           0     (14,542)
Real Estate  Impairment         (356,000)          0    (356,000)   (434,065)
Gain on Disposal of Real Estate        0           0           0     130,829
                                ---------    --------   ---------   ---------
   Income (Loss) from Discontinued
      Operations               $(382,320)   $(92,541)  $(483,830)  $(563,642)
                                =========    =========  =========   =========

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

       For the nine months ended September 30, 2005 and 2004, the Company recognized rental income from continuing operations of $1,323,851 and $1,263,428, respectively. In 2005, rental income increased mainly due to additional rent received from two property acquisitions in 2004 and 2005. These increases were partially offset by a reduction in rent from the Garden Ridge property as discussed below.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $188,995 and $164,674, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $50,306 and $40,220, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance, and other property costs.

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

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

       For the nine months ended September 30, 2005 and 2004, the Company recognized interest income of $11,533 and $20,914, respectively. In 2005, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2005, the Company recognized a loss from discontinued operations of $483,830, representing property management expenses of $127,830 and a real estate impairment loss of $356,000. For the nine months ended September 30, 2004, the Company recognized a loss from discontinued operations of $563,642, representing rental income less property management expenses and depreciation of $260,406 and a real estate impairment loss of $434,065, which were partially offset by a gain on disposal of real estate of $130,829.

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

       In December 2003, Austin Pancho's I, LLC (API), the lessee of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. At September 30, 2005, API owed $351,632 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $159,709 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the lessee. The Company has retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company is continuing to pursue its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. It is too early to predict the outcome of any such efforts.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In September 2005, the Company entered into an agreement to sell the property for $1,050,000 to an unrelated third party. In the third quarter of 2005, a charge to discontinued operations for real estate impairment of $356,000 was recognized, which was the difference between the book value at September 30, 2005 of $1,350,000 and the estimated net sale proceeds of $994,000. The charge was recorded against the cost of the land and building. At September 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2005, the Company's cash balances decreased $1,559,304 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the nine months ended September 30, 2004, the Company's cash balances decreased $1,622,327 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $825,051 in 2004 to $1,046,688 in 2005 as a result of an increase in total rental and interest income in 2005, a decrease in LLC administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004, the Company generated cash flow from the sale of real estate of $509,345. During the nine months ended September 30, 2005 and 2004, the Company expended $1,318,841 and $1,557,907, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales in 2004 and 2003.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       For the nine months ended September 30, 2005 and 2004, the Company declared distributions of $1,148,421 and $1,146,134, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,117,403 and $1,117,407 and the Managing Members received distributions of $31,018 and $28,727 for the periods, respectively.

       During the first nine months of 2005 and 2004, the Company distributed $171,717 and $282,828 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $6.87 and $11.27 per LLC Unit, respectively.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1 Purchase Agreement dated September 19, 2005 between the Company and Hamid Zarafshani relating to the Property at 2850 35IH North, Round Rock, Texas.

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


Dated:  November 4, 2005      AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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