Form 10KSB
period 2005-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2006-03-30
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                   Limited Liability Company Units
                        (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or and amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes    No [X]

The Issuer's revenues for the year ended December 31, 2005 were $1,776,813.

As of February 28, 2006, there were 24,668.783 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,668,783.

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

        The Company will hold its properties until the Managing Members determine that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Managing Members will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain tenants may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Company expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Company reserves the right, at the discretion of the Managing Members, to either distribute proceeds from the sale of properties to the Members or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Members to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Company will commence liquidation through the sale of its remaining properties eight to twelve years after completion of the acquisition phase, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

        The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

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

        On August 8, 2003, the Company purchased a Pancho's restaurant in Round Rock, Texas for $1,809,513. The property is leased to Austin Pancho's I, LLC (API) under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,625. In December 2003, API reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. Through November 20, 2005, API owed $378,779 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $168,213 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the tenant. The Company retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company pursued its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. The Company obtained a judgment against one of the guarantors. Thus far, collection efforts have been unsuccessful and there appear to be no immediate prospects for collection on the judgment.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        In September 2005, the Company entered into an agreement to sell the property for $1,050,000 to an unrelated third party. In the third quarter of 2005, a charge to discontinued operations for real estate impairment of $356,000 was recognized, which was the difference between the book value at September 30, 2005 of $1,350,000 and the estimated net sale proceeds of $994,000. The charge was recorded against the cost of the land and building. On November 21, 2005, the sale closed with the Company receiving net sale proceeds of $995,082, which resulted in a net gain of $1,082.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

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

        During the first quarter of 2004, the Company sold its remaining 23.1844% interest in the Children's World daycare center in Round Lake Beach, Illinois, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $509,345, which resulted in a net gain of $130,829. The total cost and related accumulated depreciation of the interests sold was $405,299 and $26,783, respectively.

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

        On December 10, 2003, the Company purchased Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury, Maryland for
$2,563,839 and $2,013,502, respectively. The properties are leased to Tia's Florida LLC and Tia's Maryland LLC under Lease Agreements with primary terms of 15 years and annual rental payments of $260,100 and $204,000, respectively. As part of the acquisition agreement, the tenant agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the properties for the period from September 3, 2003 to the date the acquisition was completed. The Company received $73,299 of interest income from this agreement.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On March 18, 2005, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,320,336. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of
13.4 years and annual rental payments of $95,256. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

Major Tenants

        During 2005, five tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 80% of total rental revenue in 2005. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2006 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2005.

                          Total Property                 Annual    Annual
                 Purchase  Acquisition                   Lease     Rent Per
  Property         Date       Costs      Tenant          Payment   Sq. Ft.

Children's World                        KinderCare
Daycare Center                           Learning
 Tinley Park, IL  5/22/02  $1,901,845  Centers, Inc.     $180,212   $19.94

Jared Jewelry Store
 Pittsburgh, PA                        Sterling Jewelers
 (72.0%)          11/7/02  $2,620,893       Inc.         $240,285   $57.74

Champps                                   Champps
Americana Restaurant                   Entertainment
 Houston, TX     12/18/02  $3,106,301  of Texas, Inc.    $316,500   $29.60

Johnny Carino's                            Kona
Restaurant                              Restaurant
 Littleton, CO    4/10/03  $2,223,755   Group, Inc.      $227,992   $34.88

Garden Ridge
Retail Store
 Woodlands, TX                         Garden Ridge,
 (23.0%)          8/27/03  $1,912,690       L.P.         $168,636   $ 6.57

Tia's Tex-Mex
Restaurant                             Tia's Florida,
 Tampa, FL       12/10/03  $2,563,839       LLC          $260,100   $45.31

Tia's Tex-Mex
Restaurant                             Tia's Maryland,
 Salisbury, MD   12/10/03  $2,013,502       LLC          $204,000   $38.94

Applebee's Restaurant
 Sandusky, OH
 (55.0%)          4/30/04  $1,561,271  Apple Ohio LLC    $118,867   $43.28

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                          Total Property                 Annual    Annual
                 Purchase  Acquisition                   Lease     Rent Per
  Property         Date       Costs      Tenant          Payment   Sq. Ft.

CarMax Auto Superstore
 Lithia Springs, GA                      CarMax Auto
 (14.0%)          3/18/05  $1,320,336  Superstores, Inc. $ 95,256   $35.36


        The properties listed above with a partial ownership percentage are owned with affiliates of the Company and/or unrelated third parties. The remaining interest in the Jared Jewelry store is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and unrelated third parties. The remaining interest in the Applebee's restaurant is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.

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

        At the time the properties were acquired, the remaining primary Lease terms varied from 15 to 20 years, except for the CarMax auto superstore, which had a remaining primary Lease term of 13.4 years. The Leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term.

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

        Through December 31, 2005, all properties listed above were 100% occupied.


ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were 699 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $39,414 and $39,205 were made to the Managing Members and $1,489,871 and $1,489,876 were made to the Limited Members in 2005 and 2004, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed $320,000 and $330,000 of proceeds from property sales in 2005 and 2004, respectively. In 2005, the distribution of sale proceeds reduced the Limited Members' Adjusted Capital Contributions by $164,814.

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

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number of
                                       Total Number of Units Units that May
                Total Number Average   Purchased as Part of  Yet Be Purchased
                  of Units  Price Paid Publicly Announced    Under the Plans
    Period       Purchased   per Unit  Plans or Programs     or Programs

10/1/05 to 10/31/05   2.5    $835.73       162.50(1)               (2)

11/1/05 to 11/30/05    --         --           --                  --

12/1/05 to 12/31/05    --         --           --                  --

  (1) The Company's repurchase plan is mandated by the Operating
      Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

        The Company is required, pursuant to NASD Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2005, the Company's Units were valued at $1,017. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2005 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor do they represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        For the years ended December 31, 2005 and 2004, the Company recognized rental income from continuing operations of $1,776,813 and $1,683,987, respectively. In 2005, rental income increased mainly due to additional rent received from two property acquisitions in 2004 and 2005. These increases were partially offset by a reduction in rent from the Garden Ridge property as discussed below.

        For the years ended December 31, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $245,143 and $223,133, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $53,470 and $41,974, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance, and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Company's share of the new rental amount is $168,636. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

        For the years ended December 31, 2005 and 2004, the Company recognized interest income of $17,334 and $28,635, respectively. In 2005, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2005, the Company recognized a loss from discontinued operations of $513,449, representing property management expenses of $158,531 and a real estate impairment loss of $356,000, which were partially offset by a gain on disposal of real estate of $1,082. For the year ended December 31, 2004, the Company recognized a loss from discontinued operations of $603,658, representing rental income less property management expenses and depreciation of $300,422 and a real estate impairment loss of $434,065, which were partially offset by a gain on disposal of real estate of $130,829.

        During the first quarter of 2004, the Company sold its remaining 23.1844% interest in the Children's World daycare center in Round Lake Beach, Illinois, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $509,345, which resulted in a net gain of $130,829. The total cost and related accumulated depreciation of the interests sold was $405,299 and $26,783, respectively.

       In December 2003, Austin Pancho's I, LLC (API), the tenant of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. Through November 20, 2005, API owed $378,779 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $168,213 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the tenant. The Company retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company pursued its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. The Company obtained a judgment against one of the guarantors. Thus far, collection efforts have been unsuccessful and there appear to be no immediate prospects for collection on the judgment.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In September 2005, the Company entered into an agreement to sell the property for $1,050,000 to an unrelated third party. In the third quarter of 2005, a charge to discontinued operations for real estate impairment of $356,000 was recognized, which was the difference between the book value at September 30, 2005 of $1,350,000 and the estimated net sale proceeds of $994,000. The charge was recorded against the cost of the land and building. On November 21, 2005, the sale closed with the Company receiving net sale proceeds of $995,082, which resulted in a net gain of $1,082.

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

Liquidity and Capital Resources

       During the year ended December 31 2005, the Company's cash balances decreased $591,467 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2004, the Company's cash balances decreased $1,745,711 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $1,086,520 in 2004 to $1,407,079 in 2005 as a result of an increase in total rental and interest income in 2005, a decrease in LLC administration and property management expenses in 2005 and net timing differences in the collection of payments from the tenants and the payment of expenses.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2005 and 2004, the Company generated cash flow from the sale of real estate of $995,082 and $509,345, respectively. During the same periods, the Company expended $1,320,336 and $1,561,271, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales in 2005 and 2004.

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

       On March 18, 2005, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,320,336. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of
13.4 years and annual rental payments of $95,256. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

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

        For the years ended December 31, 2005 and 2004, the Company declared distributions of $1,529,285 and $1,529,081, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,489,871 and $1,489,876 and the Managing Members received distributions of $39,414 and $39,205 for the periods, respectively.

       During 2005 and 2004, the Company distributed $323,232 and $333,333 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $12.95 and $13.28 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During 2005, two Limited Members redeemed a total of 162.5 Units for $137,641 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $4,257 in 2005.
During 2004, the Company did not redeem any Units from the Limited Members.

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





                 AEI INCOME & GROWTH FUND 24 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005 and 2004

Statements for the Years Ended December 31, 2005 and 2004:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2005 and 2004, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                          /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                     2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,306,097   $ 1,897,564
  Receivables                                              0        42,602
                                                  -----------   -----------
      Total Current Assets                         1,306,097     1,940,166
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             7,336,445     6,765,527
  Buildings and Equipment                         11,887,987    11,138,569
  Accumulated Depreciation                        (1,254,362)     (765,915)
                                                  -----------   -----------
                                                  17,970,070    17,138,181
  Real Estate Held for Sale                                0     1,350,000
                                                  -----------   -----------
      Net Investments in Real Estate              17,970,070    18,488,181
                                                  -----------   -----------
           Total  Assets                         $19,276,167   $20,428,347
                                                  ===========   ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    71,660   $    39,142
  Distributions Payable                              376,838       378,947
  Unearned Rent                                       15,017        20,061
                                                  -----------   -----------
      Total Current Liabilities                      463,515       438,150
                                                  -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                           (20,612)        1,151
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,669 and 24,831 Units outstanding in
   2005 and 2004, respectively                    18,833,264    19,989,046
                                                  -----------   -----------
      Total Members' Equity                       18,812,652    19,990,197
                                                  -----------   -----------
        Total Liabilities and Members' Equity    $19,276,167   $20,428,347
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2005          2004

RENTAL INCOME                                     $ 1,776,813   $ 1,683,987

EXPENSES:
   LLC Administration - Affiliates                    245,143       223,133
   LLC Administration and Property
      Management - Unrelated Parties                   53,470        41,974
      Depreciation                                    488,447       450,621
                                                   -----------   -----------
        Total Expenses                                787,060       715,728
                                                   -----------   -----------

OPERATING INCOME                                      989,753       968,259

OTHER INCOME:
   Interest Income                                     17,334        28,635
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                   1,007,087       996,894

Loss from Discontinued Operations                    (513,449)     (603,658)
                                                   -----------   -----------
NET INCOME                                        $   493,638   $   393,236
                                                   ===========   ===========
NET INCOME ALLOCATED:
   Managing Members                               $    21,908   $    33,477
   Limited Members                                    471,730       359,759
                                                   -----------   -----------
                                                  $   493,638   $   393,236
                                                   ===========   ===========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations                          $     39.53   $     38.94
   Discontinued Operations                             (20.44)       (24.45)
                                                   -----------   -----------
         Total                                    $     19.09   $     14.49
                                                   ===========   ===========
Weighted  Average  Units Outstanding                   24,711        24,831
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                         2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                     $   493,638  $   393,236

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                       488,447      465,163
     Real Estate Impairment                             356,000      434,065
     Gain on Sale of Real Estate                         (1,082)    (130,829)
     (Increase) Decrease in Receivables                  42,602      (26,633)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        32,518      (68,543)
     Increase (Decrease) in Unearned Rent                (5,044)      20,061
                                                     -----------  -----------
             Total Adjustments                          913,441      693,284
                                                     -----------  -----------
        Net Cash Provided By
            Operating Activities                      1,407,079    1,086,520
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (1,320,336)  (1,561,271)
   Proceeds from Sale of Real Estate                    995,082      509,345
                                                     -----------  -----------
        Net Cash Used For
            Investing Activities                       (325,254)  (1,051,926)
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                     (2,109)    (251,224)
   Distributions to Members                          (1,529,285)  (1,529,081)
   Redemption Payments                                 (141,898)           0
                                                     -----------  -----------
        Net Cash Used For
         Financing Activities                        (1,673,292)  (1,780,305)
                                                     -----------  -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                (591,467)  (1,745,711)

CASH AND CASH EQUIVALENTS, beginning of period        1,897,564    3,643,275
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,306,097  $ 1,897,564
                                                     ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                                  Member
                             Managing   Limited                    Units
                             Members    Members       Total     Outstanding


BALANCE, December 31, 2003 $  6,879   $21,119,163  $21,126,042   24,831.28

  Distributions             (39,205)   (1,489,876)  (1,529,081)

  Net Income                 33,477       359,759      393,236
                            --------   -----------  -----------  ----------
BALANCE, December 31, 2004    1,151    19,989,046   19,990,197   24,831.28

  Distributions             (39,414)   (1,489,871)  (1,529,285)

  Redemption Payments        (4,257)     (137,641)    (141,898)    (162.50)

  Net Income                 21,908       471,730      493,638
                            --------   -----------  -----------  ----------
BALANCE, December 31, 2005 $(20,612)  $18,833,264  $18,812,652   24,668.78
                            ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     The terms of the offering called for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 17, 2003 when the extended offering period expired. The Company received subscriptions for 24,831.283 Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $24,831,283 and $1,000, respectively. The Company shall continue until December 31, 2051, unless dissolved, terminated and liquidated prior to that date.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004


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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2005 and 2004.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004


(2)  Summary of Significant Accounting Policies - (Continued)

     Newly Issued Pronouncements

       The Company has considered the accounting pronouncements issued after December 2004 and has determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

       The Company owns a 72% interest in a Jared Jewelry store. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company. The Company owns a 23% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Company, and unrelated third parties. The Company owns a 55% interest in an Applebee's restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company. The Company owns a 14% interest in a CarMax auto superstore. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited
       Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

       AEI and AFM received the following compensation and reimbursements for costs and expenses from the Company:

                                      Total Incurred by the Company
                                      for the Year Ended December 31

                                                 2005         2004
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                    $ 247,533    $ 240,491
                                               ========     ========


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Company
                                      for the Year Ended December 31

                                                 2005         2004
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                       $ 209,611    $ 298,427
                                               ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company. The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company from
  the sellers and/or tenants in the amount of
  $2,750 for 2004.                            $  15,536    $  27,509
                                               ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.       $   3,644    $  12,145
                                               ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4) Investments in Real Estate -

     The Company leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. At the time the properties were acquired, the remaining primary Lease terms varied from 15 to 20 years, except for the CarMax auto superstore, which had a remaining primary Lease term of 13.4 years. The Leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4) Investments in Real Estate - (Continued)

     The Company's properties are commercial, single-tenant buildings. The land for the Johnny Carino's restaurant was acquired in 2002 and construction of the restaurant was completed in 2003. The Garden Ridge retail store was constructed in 2001 and acquired in 2003. The Tia's Tex-Mex restaurant in Tampa, Florida was constructed in 1996 and acquired in 2003. The Tia's Tex-Mex restaurant in Salisbury, Maryland was constructed in 1999 and acquired in 2003. The Applebee's restaurant was constructed in 1995 and acquired in 2004. The CarMax auto superstore was constructed in 2003 and acquired in 2005. The remaining properties were constructed and acquired in 2002. There have been no costs capitalized as improvements subsequent to the acquisition.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2005 are as follows:

                                           Buildings and         Accumulated
       Property                    Land      Equipment    Total  Depreciation

Children's World,
 Tinley Park, IL              $   354,397 $ 1,547,448 $ 1,901,845 $  224,380
Jared Jewelry, Pittsburgh, PA   1,366,403   1,254,490   2,620,893    156,812
Champps Americana, Houston, TX  1,271,182   1,835,119   3,106,301    250,040
Johnny Carino's, Littleton, CO    792,084   1,431,671   2,223,755    183,187
Garden Ridge, Woodlands, TX       560,418   1,352,272   1,912,690    128,466
Tia's Tex-Mex, Tampa, FL          950,543   1,613,296   2,563,839    131,752
Tia's Tex-Mex, Salisbury, MD      966,280   1,047,222   2,013,502     85,523
Applebee's, Sandusky, OH          504,220   1,057,051   1,561,271     70,470
CarMax, Lithia Springs, GA        570,918     749,418   1,320,336     23,732
                               ----------- ----------- ----------- ----------
                              $ 7,336,445 $11,887,987 $19,224,432 $1,254,362
                               =========== =========== =========== ==========


     On April 30, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for $1,561,271. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $118,867.

     On March 18, 2005, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,320,336. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $95,256.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4) Investments in Real Estate - (Continued)

     In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Company's share of the new rental amount is $168,636. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

     For properties owned as of December 31, 2005, the minimum future rent payments required by the leases are as follows:

                       2006          $  1,813,367
                       2007             1,821,217
                       2008             1,906,769
                       2009             1,916,539
                       2010             1,918,904
                       Thereafter      19,848,314
                                      ------------
                                     $ 29,225,110
                                      ============


     There were no contingent rents recognized in 2005 and 2004.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

           Tenants              Industry          2005         2004

     Tia's Restaurant Group   Restaurant      $  464,100   $  464,100
     Champps Entertainment
        of Texas, Inc.        Restaurant         316,500      316,500
     Sterling Jewelers Inc.   Retail             240,285      240,285
     Kona Restaurant
        Group, Inc.           Restaurant         227,240      224,990
     KinderCare Learning
        Centers, Inc.         Child Care         180,212      184,111
     Garden Ridge L.P.        Retail                 N/A      178,657
                                               ----------   ----------
     Aggregate rent revenue of major tenants  $1,428,337   $1,608,643
                                               ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               80%          96%
                                               ==========   ==========

(6)  Discontinued Operations -

     During the first quarter of 2004, the Company sold its remaining 23.1844% interest in the Children's World daycare center in Round Lake Beach, Illinois, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $509,345, which resulted in a net gain of $130,829. The total cost and related accumulated depreciation of the interests sold was $405,299 and $26,783, respectively.

     During 2005 and 2004, the Company distributed $323,232 and $333,333 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $12.95 and $13.28 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(6)  Discontinued Operations - (Continued)

     In December 2003, Austin Pancho's I, LLC (API), the tenant of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API has not made its rental payments since November 2003. Through November 20, 2005, API owed $378,779 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $168,213 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the tenant. The Company retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company pursued its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. The Company obtained a judgment against one of the guarantors. Thus far, collection efforts have been unsuccessful and there appear to be no immediate prospects for collection on the judgment.

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

     In September 2005, the Company entered into an agreement to sell the property for $1,050,000 to an unrelated third party. In the third quarter of 2005, a charge to discontinued operations for real estate impairment of $356,000 was recognized, which was the difference between the book value at September 30, 2005 of $1,350,000 and the estimated net sale proceeds of $994,000. The charge was recorded against the cost of the land and building. On
     November 21, 2005, the sale closed with the Company receiving net sale proceeds of $995,082, which resulted in a net gain of $1,082.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                 2005       2004

     Rental Income                           $       0   $    3,900
     Property Management Expenses             (158,531)    (289,780)
     Depreciation                                    0      (14,542)
     Real Estate Impairment                   (356,000)    (434,065)
     Gain on Disposal of Real Estate             1,082      130,829
                                              ---------   ----------
          Loss from Discontinued Operations  $(513,449)  $ (603,658)
                                              =========   ==========

(7)  Members' Capital -

     Cash distributions of $39,414 and $39,205 were made to the Managing Members and $1,489,871 and $1,489,876 were made to the Limited Members for the years ended December 31, 2005 and 2004, respectively. The Limited Members' distributions represent $60.29 and $60.00 per LLC Unit outstanding using 24,711 and 24,831 weighted average Units in 2005 and 2004, respectively. The distributions represent $13.52 and $14.49 per Unit of Net Income and $46.77 and $45.51 per Unit of return of contributed capital in 2005 and 2004, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed $320,000 and $330,000 of proceeds from property sales in 2005 and 2004, respectively. In 2005, the distribution of sale proceeds reduced the Limited Members' Adjusted Capital Contributions by $164,814.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7)  Members' Capital - (Continued)

     During 2005, two Limited Members redeemed a total of 162.5 Units for $137,641 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the
     Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $4,257 in 2005. During 2004, the Company did not redeem any Units from the Limited Members.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Operating Agreement, is $999.91 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                          2005       2004

     Net Income for Financial Reporting Purposes     $  493,638   $  393,236

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes     129,314      112,501

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes            77,454      245,721

     Property Expenses for Tax Purposes Under
      Expenses for Financial Reporting Purposes         129,538      112,149

     Amortization of Start-Up and Organization Costs     (2,939)      (2,939)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                   356,000      434,065

     Gain / Loss on Sale of Real Estate for Tax Purposes
      Compared to Gain for Financial Reporting Purposes
                                                       (773,906)      (9,399)
                                                      ----------   ----------
           Taxable Income to Members                 $  409,099   $1,285,334
                                                      ==========   ==========

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

 (8) Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                          2005         2004

     Members' Equity for Financial Reporting Purposes $18,812,652 $19,990,197

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                    320,081     608,673

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes             323,175     245,721

     Property Expenses for Tax Purposes Under
      Expenses for Financial Reporting Purposes           241,687     112,149

     Capitalized Start-Up Costs Under Section 195           8,697       8,697

     Amortization of Start-Up and Organization Costs      (12,246)     (9,307)

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          3,665,328   3,665,328
                                                       ----------- ----------
           Members' Equity for Tax Reporting Purposes $23,359,374 $24,621,458
                                                       =========== ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2005                   2004
                           Carrying       Fair    Carrying       Fair
                            Amount       Value     Amount       Value

     Money Market Funds   $1,306,097  $1,306,097   $1,897,564  $1,897,564
                           ---------   ---------    ----------  ----------
      Total Cash and
        Cash Equivalents  $1,306,097  $1,306,097   $1,897,564  $1,897,564
                           =========   =========    ==========  ==========


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

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2006. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2006:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2005 and 2004.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2005, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2005.

  Person or Entity                                    Amount Incurred From
     Receiving               Form and Method      Inception (December 7, 2000)
    Compensation             of Compensation          To December 31, 2005

AEI Securities, Inc. Selling Commissions equal to 10%      $2,482,128
                     of proceeds most of which were
                     reallowed to Participating Dealers.

Managing Members     Reimbursement at Cost for other       $1,200,499
and Affiliates       Organization and Offering Costs.

Managing Members     Reimbursement at Cost for all         $   84,446
and Affiliates       Acquisition Expenses

Managing Members     Reimbursement at Cost for all         $  853,432
and Affiliates       Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer
                     agency, reporting, Member relations
                     and other administrative functions.

Managing Members     Reimbursement at Cost for all         $   82,977
and Affiliates       expenses related to the disposition
                     of the Fund's properties.

Managing Members     3% of Net Cash Flow in any fiscal     $  124,068
                     year.

Managing Members     1% of distributions of Net Proceeds   $    9,377
                     of Sale until Limited Members have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions, plus
                     (b) an amount equal to 7% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but  not compounded,
                     to the extent not previously
                     distributed. 10% of distributions of Net
                     Proceeds of Sale thereafter.


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

     10.7 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Company, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6, 2003).

     10.8 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed November 11, 2003).

     10.9 Net Lease Agreement dated December 10, 2003 between the Company and Tia's Florida, LLC relating to the Property at 1053 North Dale Mabry, Tampa, Florida (incorporated by reference to Exhibit 10.3 of Form 8-K filed December 18,
     2003).

     10.10 Net Lease Agreement dated December 10, 2003 between the Company and Tia's Maryland, LLC relating to the Property at 2318 North Salisbury Boulevard, Salisbury, Maryland (incorporated by reference to Exhibit 10.4 of Form 8-K filed December 18, 2003).

     10.11 Assignment of Purchase Agreement dated April 22, 2004 between the Company and AEI Fund Management, Inc. relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 11, 2004).

ITEM 13.  EXHIBITS.  (Continued)

     10.12 Assignment and Assumption of Lease dated April 30, 2004 between the Company, AEI Net Lease Income & Growth Fund XX Limited Partnership and PRECO II CRIC LLC relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 11, 2004).

     10.13 Assignment of Agreement of Purchase and Sale dated March 3, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 6, 2005).

     10.14 Assignment and Assumption of Lease dated March 18, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 6, 2005).

     10.15 Purchase Agreement dated September 19, 2005 between the Company and Hamid Zarafshani relating to the Property at 2850 35IH North, Round Rock, Texas
     (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 4, 2005).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2005 and 2004:

     Fee Category                            2005       2004

     Audit Fees                           $  12,750   $ 11,850
     Audit-Related Fees                         682      2,038
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  13,432   $ 13,888
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.  (Continued)

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


                               AEI INCOME & GROWTH FUND 24
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 17, 2006                 By: /s/ Robert P Johnson
                                       Robert P.Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                          Title                       Date


/s/Robert P Johnson   President (Principal Executive Officer)  March 17, 2006
   Robert P.Johnson   and Sole Director of Managing Member


/s/Patrick W Keene    Chief Financial Officer and Treasurer    March 17, 2006
   Patrick W.Keene    (Principal Accounting Officer)