Form 10QSB
period 2006-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2006-05-12
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

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


                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2006 and December 31, 2005

         Statements for the Periods ended March 31, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
              MARCH 31, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                  2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,300,392   $ 1,306,097

INVESTMENTS IN REAL ESTATE:
  Land                                          6,065,263     7,336,445
  Buildings and Equipment                      10,052,868    11,887,987
  Accumulated Depreciation                     (1,107,444)   (1,254,362)
                                               -----------   -----------
                                               15,010,687    17,970,070
  Real Estate Held for Sale                     2,835,710             0
                                               -----------   -----------
      Net Investments in Real Estate           17,846,397    17,970,070
                                               -----------   -----------
           Total  Assets                      $19,146,789   $19,276,167
                                               ===========   ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    11,387   $    71,660
  Distributions Payable                           379,962       376,838
  Unearned Rent                                    44,947        15,017
                                               -----------   -----------
      Total Current Liabilities                   436,296       463,515
                                               -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                        (23,677)      (20,612)
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,669 Units outstanding                    18,734,170    18,833,264
                                               -----------   -----------
      Total Members' Equity                    18,710,493    18,812,652
                                               -----------   -----------
        Total Liabilities and Members' Equity $19,146,789   $19,276,167
                                               ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                   2006          2005

RENTAL INCOME                                  $   373,837    $   353,043

EXPENSES:
   LLC Administration - Affiliates                  54,737         57,055
   LLC Administration and Property
      Management - Unrelated Parties                11,632         11,636
      Depreciation                                 103,122         96,776
                                                -----------    -----------
        Total Expenses                             169,491        165,467
                                                -----------    -----------

OPERATING INCOME                                   204,346        187,576

OTHER INCOME:
   Interest Income                                  11,614          8,241
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  215,960        195,817

Income From Discontinued Operations                 65,869         21,646
                                                -----------    -----------
NET INCOME                                     $   281,829    $   217,463
                                                ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                            $     8,455    $     6,524
   Limited Members                                 273,374        210,939
                                                -----------    -----------
                                               $   281,829    $   217,463
                                                ===========    ===========
INCOME PER LLC UNIT:
   Continuing Operations                       $      8.49    $      7.65
   Discontinued Operations                            2.59            .84
                                                -----------    -----------
         Total                                 $     11.08    $      8.49
                                                ===========    ===========
Weighted Average Units Outstanding                  24,669         24,831
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   281,829   $   217,463

   Adjustments To Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Depreciation                                     123,673       117,327
     Decrease in Payable to
        AEI Fund Management, Inc.                     (60,273)       (7,033)
     Increase in Unearned Rent                         29,930        47,078
                                                   -----------   -----------
             Total Adjustments                         93,330       157,372
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      375,159       374,835
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0    (1,316,865)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    3,124             0
   Distributions to Members                          (383,988)     (382,947)
                                                   -----------   -----------
        Net Cash Used For
            Financing Activities                     (380,864)     (382,947)
                                                   -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                (5,705)   (1,324,977)

CASH AND CASH EQUIVALENTS, beginning of period      1,306,097     1,897,564
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,300,392   $   572,587
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                 Limited
                                                                  Member
                            Managing    Limited                   Units
                            Members     Members      Total     Outstanding


BALANCE, December 31, 2004 $  1,151   $19,989,046  $19,990,197   24,831.28

  Distributions             (10,478)     (372,469)    (382,947)

  Net Income                  6,524       210,939      217,463
                            --------   -----------  -----------  ----------
BALANCE, March 31, 2005    $ (2,803)  $19,827,516  $19,824,713   24,831.28
                            ========   ===========  ===========  ==========


BALANCE, December 31, 2005 $(20,612)  $18,833,264  $18,812,652   24,668.78

  Distributions             (11,520)     (372,468)    (383,988)

  Net Income                  8,455       273,374      281,829
                            --------   -----------  -----------  ----------
BALANCE, March 31, 2006    $(23,677)  $18,734,170  $18,710,493   24,668.78
                            ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2006 presentation.   These
     reclassifications had no effect on Members' capital, net income or cash flows.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Subsequent to March 31, 2006, the Company entered into an agreement to sell the Champps Americana restaurant in
     Houston, Texas to the tenant. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $3,150,000, which will result in a net gain of approximately $314,300. If this sale is not completed, it is likely the Company will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At March 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,835,710.

     During the first three months of 2005, the Company distributed $50,505 of net proceeds from sales completed in 2004 to the Limited and Managing Members as part of their quarterly distributions, which represented $2.01 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                 2006       2005

     Rental Income                            $  84,941   $  79,125
     Property Management Expenses                 1,479     (36,928)
     Depreciation                               (20,551)    (20,551)
                                               ---------   ---------
       Income from Discontinued Operations    $  65,869   $  21,646
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

Results of Operations

        For the three months ended March 31, 2006 and 2005, the Company recognized rental income from continuing operations of $373,837 and $353,043, respectively. In 2006, rental income increased mainly due to additional rent received from one property acquisition in 2005.

        For the three months ended March 31, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $54,737 and $57,055, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,632 and $11,636, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the three months ended March 31, 2006 and 2005,  the
Company   recognized  interest  income  of  $11,614  and  $8,241,
respectively. In 2006, interest income increased due to higher money market interest rates.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2006, the Company recognized income from discontinued operations of $65,869, representing rental income and property management expenses less depreciation. For the three months ended March 31, 2005, the Company recognized income from discontinued operations of $21,646, representing rental income less property management expenses and depreciation.

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

        Subsequent to March 31, 2006, the Company entered into an agreement to sell the Champps Americana restaurant in Houston, Texas to the tenant. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $3,150,000, which will result in a net gain of approximately $314,300. If this sale is not completed, it is likely the Company will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At March 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,835,710.

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

Liquidity and Capital Resources

       During the three months ended March 31 2006, the Company's cash balances decreased $5,705 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2005, the Company's cash balances decreased $1,324,977 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $374,835 in 2005 to $375,159 in 2006 as a result of an increase in total rental and interest income in 2006 and a decrease in LLC administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

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

        For the three months ended March 31, 2006 and 2005, the Company declared distributions of $383,988 and $382,947, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $372,468 and $372,469 and the Managing Members received distributions of $11,520 and $10,478 for the periods, respectively.

        During the first three months of 2005, the Company distributed $50,505 of net proceeds from sales completed in 2004 to the Limited and Managing Members as part of their quarterly distributions, which represented $2.01 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

       During 2005, two Limited Members redeemed a total of 162.5 Units for $137,641 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $4,257 in 2005. In prior years, the Company did not redeem any Units from the Limited Members.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1  Purchase  Agreement  dated  May  3,  2006  between  the
    Company and Champps Operating Corporation relating to the Property at 11681 Westheimer Road, Houston, Texas.

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


Dated:  May 5, 2006           AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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