Form 10QSB
period 2006-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2006-08-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2006 and December 31, 2005

         Statements for the Periods ended June 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
               JUNE 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                   2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 3,669,985    $ 1,306,097

INVESTMENTS IN REAL ESTATE:
  Land                                           6,157,019      7,336,445
  Buildings and Equipment                       10,796,273     11,887,987
  Accumulated Depreciation                      (1,213,044)    (1,254,362)
                                                -----------    -----------
      Net Investments in Real Estate            15,740,248     17,970,070
                                                -----------    -----------
           Total  Assets                       $19,410,233    $19,276,167
                                                ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    71,415    $    71,660
  Distributions Payable                            379,962        376,838
  Unearned Rent                                     64,136         15,017
                                                -----------    -----------
      Total Current Liabilities                    515,513        463,515
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                           2,840        (20,612)
  Limited Members' Equity, $1,000 per Unit;
    50,000 Units authorized; 24,831 Units issued;
    24,669 Units outstanding                    18,891,880     18,833,264
                                                -----------    -----------
      Total Members' Equity                     18,894,720     18,812,652
                                                -----------    -----------
        Total Liabilities and Members' Equity  $19,410,233    $19,276,167
                                                ===========   === ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended       Six Months Ended
                                6/30/06      6/30/05     6/30/06    6/30/05

RENTAL INCOME                   $ 379,761   $ 373,649  $ 753,598   $ 726,692

EXPENSES:
   LLC Administration -
     Affiliates                    55,179      63,891    109,916     120,946
   LLC Administration
     and Property Management -
     Unrelated Parties             20,110      23,326     31,742      34,962
   Depreciation                   105,600     102,520    208,722     199,296
                                 ---------   ---------  ---------   ---------
        Total Expenses            180,889     189,737    350,380     355,204
                                 ---------   ---------  ---------   ---------

OPERATING INCOME                  198,872     183,912    403,218     371,488

OTHER INCOME:
   Interest Income                 22,165       1,768     33,779      10,009
                                 ---------   ---------  ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                     221,037     185,680    436,997     381,497

Income(Loss) from Discontinued
   Operations                     347,178     (13,504)   413,047       8,142
                                 ---------   ---------  ---------   ---------
NET INCOME                      $ 568,215   $ 172,176  $ 850,044   $ 389,639
                                 =========   =========  =========   =========
NET INCOME ALLOCATED:
   Managing Members             $  38,036   $   5,165  $  46,491   $  11,689
   Limited Members                530,179     167,011    803,553     377,950
                                 ---------   ---------  ---------   ---------
                                $ 568,215   $ 172,176  $ 850,044   $ 389,639
                                 =========   =========  =========   =========
 NET INCOME (LOSS) PER LLC UNIT:
   Continuing Operations        $    8.69   $    7.30  $   17.18   $   14.95
   Discontinued Operations          12.80        (.53)     15.39         .32
                                 ---------   ---------  ---------   ---------
        Total                   $   21.49   $    6.77  $   32.57   $   15.27
                                 =========   =========  =========   =========
Weighted Average Units
  Outstanding                      24,669      24,671     24,669      24,751
                                 =========   =========  =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   850,044   $   389,639

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     229,273       240,398
     Gain on Sale of Real Estate                     (311,460)            0
     Decrease in Receivables                                0        42,602
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        (245)       17,089
     Increase in Unearned Rent                         49,119        42,951
                                                   -----------   -----------
        Total Adjustments                             (33,313)      343,040
                                                   -----------   -----------
        Net Cash Provided By
           Operating Activities                       816,731       732,679
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (835,161)   (1,318,841)
   Proceeds from Sale of Real Estate                3,147,170             0
                                                   -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                     2,312,009    (1,318,841)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         3,124        (1,486)
   Distributions to Members                          (767,976)     (764,435)
   Redemption Payments                                      0      (139,744)
                                                   -----------   -----------
        Net Cash Used For
           Financing Activities                      (764,852)     (905,665)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             2,363,888    (1,491,827)

CASH AND CASH EQUIVALENTS, beginning of period      1,306,097     1,897,564
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 3,669,985   $   405,737
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members      Total      Outstanding


BALANCE, December 31, 2004  $   1,151   $19,989,046  $19,990,197   24,831.28

  Distributions               (19,499)     (744,936)    (764,435)

  Redemption Payments          (4,192)     (135,552)    (139,744)    (160.00)

  Net Income                   11,689       377,950      389,639
                             ---------   -----------  -----------  ----------
BALANCE, June 30, 2005      $ (10,851)  $19,486,508  $19,475,657   24,671.28
                             =========   ===========  ===========  ==========


BALANCE, December 31, 2005  $ (20,612)  $18,833,264  $18,812,652   24,668.78

  Distributions               (23,039)     (744,937)    (767,976)

  Net Income                   46,491       803,553      850,044
                             ---------   -----------  -----------  ----------
BALANCE, June 30, 2006      $   2,840   $18,891,880  $18,894,720   24,668.78
                             =========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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

     In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to assume the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Company's share of the new rental amount is $168,636. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's assumption of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was assumed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

     On June 1, 2006, the Company purchased a 45% interest in an Advance Auto Parts store in Middletown, Ohio for $835,161. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and annual rental payments of $58,647. The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Company.

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

(6)  Discontinued Operations -

     In December 2003, Austin Pancho's I, LLC (API), the tenant of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API did not make any rental payments after November 2003. Through November 20, 2005, API owed $378,779 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $168,213 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the tenant. The Company retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company pursued its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. The Company obtained a judgment against one of the guarantors. Thus far, collection efforts have been unsuccessful and there appear to be no immediate prospects for collection on the judgment.

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

     In May, 2006, the Company entered into an agreement to sell the Champps Americana restaurant in Houston, Texas to the tenant. On May 31, 2006, the sale closed with the Company receiving net sale proceeds of $3,147,170, which resulted in a net gain of $311,460. At the time of sale, the cost and related accumulated depreciation was $3,106,301 and $270,591, respectively.

     During the first six months 2005, the Company distributed $171,717 of net proceeds from sales completed in 2004 to the Limited and Managing Members as part of their quarterly distributions, which represented $6.87 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                  Three Months Ended      Six Months Ended
                                 6/30/06      6/30/05    6/30/06    6/30/05

Rental Income                   $  56,627   $  79,125   $ 141,568  $ 158,250
Property Management Expenses      (20,909)    (72,078)    (19,430)  (109,006)
Depreciation                            0     (20,551)    (20,551)   (41,102)
Gain on Disposal of Real Estate   311,460           0     311,460          0
                                 ---------   ---------   ---------  ---------
   Income (Loss) from Discontinued
      Operations                $ 347,178   $ (13,504)  $ 413,047  $   8,142
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

Results of Operations

        For the six months ended June 30, 2006 and 2005, the Company recognized rental income from continuing operations of $753,598 and $726,692, respectively. In 2006, rental income increased mainly due to additional rent received from two property acquisitions in 2005 and 2006.

        For the six months ended June 30, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $109,916 and $120,946, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $31,742 and $34,962, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to assume the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Company's share of the new rental amount is $168,636. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's assumption of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was assumed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

        For the six months ended June 30, 2006 and 2005, the Company recognized interest income of $33,779 and $10,009, respectively. In 2006, interest income increased mainly due to the Company having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2006, the Company recognized income from discontinued operations of $413,047, representing rental income less property management expenses and depreciation of $101,587 and gain on disposal of real estate of $311,460. For the six months ended June 30, 2005, the Company recognized income from discontinued operations of $8,142, representing rental income less property management expenses and depreciation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In December 2003, Austin Pancho's I, LLC (API), the tenant of the Pancho's restaurant in Round Rock, Texas, reported to the Company that it was experiencing financial problems as a result of lower than expected sales. API did not make any rental payments after November 2003. Through November 20, 2005, API owed $378,779 for past due rent, which has not been accrued due to the uncertainty of collection. During 2005 and 2004, the Company incurred $168,213 of real estate tax expense related to 2003, 2004 and 2005 taxes and assessments due on the property. Due to the uncertainty of collection, the Company expensed these amounts, which are normally the responsibility of the tenant. The Company retained legal counsel to represent its interests in this matter. In May 2004, the Company terminated API's right to possession of the property. The Lease Agreement was not terminated and the Company pursued its legal options to collect past due amounts and any damages from API and the guarantors of the Lease. The Company obtained a judgment against one of the guarantors. Thus far, collection efforts have been unsuccessful and there appear to be no immediate prospects for collection on the judgment.

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

        In May, 2006, the Company entered into an agreement to sell the Champps Americana restaurant in Houston, Texas to the tenant. On May 31, 2006, the sale closed with the Company receiving net sale proceeds of $3,147,170, which resulted in a net gain of $311,460. At the time of sale, the cost and related accumulated depreciation was $3,106,301 and $270,591, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the six months ended June 30, 2006, the Company's cash balances increased $2,363,888 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property. During the six months ended June 30, 2005, the Company's cash balances decreased $1,491,827 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $732,679 in 2005 to $816,731 in 2006 as a result of an increase in total rental and interest income in 2006 and a decrease in LLC administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2006, the Company generated cash flow from the sale of real estate of $3,147,170. During the six months ended June 30, 2006 and 2005, the Company expended $835,161 and $1,318,841, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales in 2004 and 2003.

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

        On June 1, 2006, the Company purchased a 45% interest in an Advance Auto Parts store in Middletown, Ohio for $835,161. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and annual rental payments of $58,647. The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Company.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2006 and 2005, the Company declared distributions of $767,976 and $764,435, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $744,937 and $744,936 and the Managing Members received distributions of $23,039 and $19,499 for the periods, respectively.

        During the first six months 2005, the Company distributed $171,717 of net proceeds from sales completed in 2004 to the Limited and Managing Members as part of their quarterly distributions, which represented $6.87 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        On April 1, 2006, the Company did not redeem any Units from the Limited Members. On April 1, 2005, one Limited Member redeemed a total of 160 Units for $135,552 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $4,192 in 2005.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1 Assignment and Assumption of Purchase and Sale Agreement dated May 24, 2006 between the Company, AEI Income & Growth Fund 26 LLC and AEI Fund Management, Inc. relating to the Property at 65 North University Boulevard, Middletown, Ohio.

    10.2  Assignment and Assumption of Lease dated May  31,  2006 between  the  Company, AEI Income & Growth Fund  26  LLC  and
    Blue  Bell Partners, LLC relating to the Property at 65 North
    University Boulevard, Middletown, Ohio.

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


Dated:  August 4, 2006        AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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