Form 10QSB
period 2006-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2006-11-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2006 and December 31, 2005

         Statements for the Periods ended September 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS
                                                      2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   636,382    $ 1,306,097

INVESTMENTS IN REAL ESTATE:
  Land                                             4,872,921      7,336,445
  Buildings and Equipment                          8,564,934     11,887,987
  Accumulated Depreciation                          (860,445)    (1,254,362)
                                                  -----------    -----------
                                                  12,577,410     17,970,070
  Real Estate Held for Sale                        6,023,906              0
                                                  -----------    -----------
      Net Investments in Real Estate              18,601,316     17,970,070
                                                  -----------    -----------
           Total  Assets                         $19,237,698    $19,276,167
                                                  ===========    ===========

                     LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    55,528    $    71,660
  Distributions Payable                              379,961        376,838
  Unearned Rent                                       34,207         15,017
                                                  -----------    -----------
      Total Current Liabilities                      469,696        463,515
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                             2,802        (20,612)
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,669 Units outstanding                       18,765,200     18,833,264
                                                  -----------    -----------
      Total Members' Equity                       18,768,002     18,812,652
                                                  -----------    -----------
        Total  Liabilities and Members' Equity   $19,237,698    $19,276,167
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                 9/30/06      9/30/05    9/30/06     9/30/05

RENTAL INCOME                  $  236,900  $  215,653  $  673,630  $  625,977

EXPENSES:
   LLC Administration - Affiliates 57,026      67,993     165,554     188,553
   LLC Administration and Property
    Management - Unrelated Parties  4,137       6,524      22,545      29,071
   Depreciation                    73,398      62,391     201,864     181,431
                                ----------  ----------  ----------  ----------
        Total Expenses            134,561     136,908     389,963     399,055
                                ----------  ----------  ----------  ----------

OPERATING INCOME                  102,339      78,745     283,667     226,922

OTHER INCOME:
   Interest Income                 38,681       1,524      72,460      11,533
                                ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                     141,020      80,269     356,127     238,455

Income(Loss) from Discontinued
   Operations                     116,250    (221,123)    751,187      10,330
                                ----------  ----------  ----------  ----------
NET INCOME (LOSS)              $  257,270  $ (140,854) $1,107,314  $  248,785
                                ==========  ==========  ==========  ==========
NET INCOME (LOSS) ALLOCATED:
   Managing Members            $   11,482  $    2,895  $   57,973  $   14,584
   Limited Members                245,788    (143,749)  1,049,341     234,201
                                ----------  ----------  ----------  ----------
                               $  257,270  $ (140,854) $1,107,314  $  248,785
                                ==========  ==========  ==========  ==========
NET INCOME (LOSS) PER LLC UNIT:
   Continuing Operations       $     5.54  $     3.16  $    14.00  $     9.35
   Discontinued Operations           4.42       (8.99)      28.54         .12
                                ----------  ----------  ----------  ----------
        Total                  $     9.96  $    (5.83) $    42.54  $     9.47
                                ==========  ==========  ==========  ==========
Weighted Average Units Outstanding 24,669      24,671      24,669      24,725
                                ==========  ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                    $ 1,107,314    $   248,785

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     342,799        363,468
     Real Estate Impairment                                 0        356,000
     Gain on Sale of Real Estate                     (311,460)             0
     Decrease in Receivables                                0         42,602
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (16,132)        20,853
     Increase in Unearned Rent                         19,190         14,980
                                                   -----------    -----------
             Total Adjustments                         34,397        797,903
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                     1,141,711      1,046,688
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (3,809,755)    (1,318,841)
   Proceeds from Sale of Real Estate                3,147,170              0
                                                   -----------    -----------
        Net Cash Used For
           Investing Activities                      (662,585)    (1,318,841)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    3,123          1,014
   Distributions to Members                        (1,151,964)    (1,148,421)
   Redemption Payments                                      0       (139,744)
                                                   -----------    -----------
        Net Cash Used For
          Financing Activities                     (1,148,841)    (1,287,151)
                                                   -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                              (669,715)    (1,559,304)

CASH  AND  CASH EQUIVALENTS, beginning of period    1,306,097      1,897,564
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   636,382    $   338,260
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                 Limited
                                                                  Member
                             Managing    Limited                  Units
                             Members     Members     Total     Outstanding


BALANCE, December 31, 2004  $  1,151  $19,989,046  $19,990,197    24,831.28

  Distributions              (31,018)  (1,117,403)  (1,148,421)

  Redemption Payments         (4,192)    (135,552)    (139,744)     (160.00)

  Net Income                  14,584      234,201      248,785
                             --------  -----------  -----------   ----------
BALANCE, September 30, 2005 $(19,475) $18,970,292  $18,950,817    24,671.28
                             ========  ===========  ===========   ==========


BALANCE, December 31, 2005  $(20,612) $18,833,264  $18,812,652    24,668.78

  Distributions              (34,559)  (1,117,405)  (1,151,964)

  Net Income                  57,973   1,049,341     1,107,314
                             --------  -----------  -----------   ----------
BALANCE, September 30, 2006 $  2,802  $18,765,200  $18,768,002    24,668.78
                             ========  ===========  ===========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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

     On June 1, 2006, the Company purchased a 45% interest in an Advance Auto Parts store in Middletown, Ohio for $835,212. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and annual rental payments of $58,647. The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Company.

     On September 21, 2006, the Company purchased an Applebee's restaurant in Fishers, Indiana for $2,974,543. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $216,547.

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

     Subsequent to September 30, 2006, the Company sold its 23% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Company received net sale proceeds of approximately $2,009,000, which resulted in a net gain of approximately $265,300. At the time of sale, the cost and related accumulated depreciation was $1,912,690 and $169,035, respectively. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,743,655.

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

     On September 26, 2006, Tia's Florida, LLC and Tia's Maryland, LLC, the tenants of the Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury Maryland filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurants. The primary guarantor of the leases, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are discussing a potential buyout of the lease guarantees whereby the Company would release Julio's from its guarantees in exchange for a lump sum payment. The Company is actively marketing the properties for sale. The Company has evaluated the leases and property values and decided that there is no impairment loss at this time. At September 30, 2006, the properties were classified as Real Estate Held for Sale with a book value of $4,280,251.

     During the first nine months 2005, the Company distributed $171,717 of net proceeds from sales completed in 2004 to the Limited and Managing Members as part of their quarterly distributions, which represented $6.87 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                 Three Months Ended       Nine Months Ended
                                9/30/06      9/30/05    9/30/06      9/30/05

Rental Income                 $  159,434   $  223,256  $  617,870  $ 697,874
Property Management Expenses      (3,056)     (27,700)    (37,208)  (149,507)
Depreciation                     (40,128)     (60,679)   (140,935)  (182,037)
Real Estate  Impairment                0     (356,000)          0   (356,000)
Gain on Disposal of Real Estate        0            0     311,460          0
                               ----------   ----------   ---------  ---------
   Income (Loss) from Discontinued
      Operations              $  116,250   $ (221,123)  $ 751,187  $  10,330
                               ==========   ==========   =========  =========


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

Results of Operations

       For the nine months ended September 30, 2006 and 2005, the Company recognized rental income from continuing operations of $673,630 and $625,977, respectively. In 2006, rental income increased mainly due to additional rent received from three property acquisitions in 2005 and 2006.

       For the nine months ended September 30, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $165,554 and $188,553, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $22,545 and $29,071, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2006 and 2005, the Company recognized interest income of $72,460 and $11,533, respectively. In 2006, interest income increased mainly due to the Company having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2006, the Company recognized income from discontinued operations of $751,187, representing rental income less property management expenses and depreciation of $439,727 and gain on disposal of real estate of $311,460. For the nine months ended September 30, 2005, the Company recognized income from discontinued operations of $10,330, representing rental income less property management expenses and depreciation of $366,330, which were partially offset by a real estate impairment loss of $356,000.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Subsequent to September 30, 2006, the Company sold its 23% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Company received net sale proceeds of approximately $2,009,000, which resulted in a net gain of approximately $265,300. At the time of sale, the cost and related accumulated depreciation was $1,912,690 and $169,035, respectively. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,743,655.

        In May, 2006, the Company entered into an agreement to sell the Champps Americana restaurant in Houston, Texas to the tenant. On May 31, 2006, the sale closed with the Company receiving net sale proceeds of $3,147,170, which resulted in a net gain of $311,460. At the time of sale, the cost and related accumulated depreciation was $3,106,301 and $270,591, respectively.

        On September 26, 2006, Tia's Florida, LLC and Tia's Maryland, LLC, the tenants of the Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury Maryland filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurants. The primary guarantor of the leases, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are discussing a potential buyout of the lease guarantees whereby the Company would release Julio's from its guarantees in exchange for a lump sum payment. The Company is actively marketing the properties for sale. The Company has evaluated the leases and property values and decided that there is no impairment loss at this time. At September 30, 2006, the properties were classified as Real Estate Held for Sale with a book value of $4,280,251.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2006, the Company's cash balances decreased $669,715 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2005, the Company's cash balances decreased $1,559,304 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $1,046,688 in 2005 to $1,141,711 in 2006 as a result of an increase in total rental and interest income in 2006 and a decrease in LLC administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2006, the Company generated cash flow from the sale of real estate of $3,147,170. During the nine months ended September 30, 2006 and 2005, the Company expended $3,809,755 and $1,318,841, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales completed in 2006, 2004 and 2003.

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

        On June 1, 2006, the Company purchased a 45% interest in an Advance Auto Parts store in Middletown, Ohio for $835,212. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and annual rental payments of $58,647. The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Company.

       On September 21, 2006, the Company purchased an Applebee's restaurant in Fishers, Indiana for $2,974,543. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $216,547.

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

       For the nine months ended September 30, 2006 and 2005, the Company declared distributions of $1,151,964 and $1,148,421, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,117,405 and $1,117,403 and the Managing Members received distributions of $34,559 and $31,018 for the periods, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the first nine months 2005, the Company distributed $171,717 of net proceeds from sales completed in 2004 to the Limited and Managing Members as part of their quarterly distributions, which represented $6.87 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

    10.1 Contract of Sale dated August 17, 2006 between the Company, various other property owners and Compson Holding Corporation relating to the Property at 16778 Interstate 45 South, Conroe (Woodlands), Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 8, 2006).

    10.2 Assignment and Assumption of Purchase Agreement dated September 11, 2006 between the Company and AEI Fund Management, Inc. relating to the Property at 8310 E. 96th Street, Fishers, Indiana (incorporated by reference to
    Exhibit 10.1 of Form 8-K filed September 26, 2006).

    10.3 Net Lease Agreement dated September 21, 2006 between the Company and Apple Indiana II LLC relating to the Property at 8310 E. 96th Street, Fishers, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 26, 2006).

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


Dated:  November 9, 2006      AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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