Form 10KSB
period 2006-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2007-03-27
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2006

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

The Issuer's revenues for the year ended December 31, 2006 were $958,651.

As of February 28, 2007, there were 24,624.783 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,624,783.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 13 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        On November 3, 2006, the Company sold its 23% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Company received net sale proceeds of $2,006,876, which resulted in a net gain of $263,221. At the time of sale, the cost and related accumulated depreciation was $1,912,690 and $169,035, respectively. Through the date of sale, GR complied with all Lease terms as amended.

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

       On April 30, 2004, the Company purchased a 55% interest in an Applebee's restaurant in Sandusky, Ohio for $1,561,271. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $118,867. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

       On March 18, 2005, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,320,336. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of
13.4 years and initial annual rent of $95,256. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       In May 2006, the Company entered into an agreement to sell the Champps Americana restaurant in Houston, Texas to the tenant. On May 31, 2006, the sale closed with the Company receiving net sale proceeds of $3,147,170, which resulted in a net gain of $311,460. At the time of sale, the cost and related accumulated depreciation was $3,106,301 and $270,591, respectively.

        On June 1, 2006, the Company purchased a 45% interest in an Advance Auto Parts store in Middletown, Ohio for $835,890. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $58,647. The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Company.

       On September 21, 2006, the Company purchased an Applebee's restaurant in Fishers, Indiana for $3,002,553. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $216,547.

        On September 26, 2006, Tia's Florida, LLC and Tia's Maryland, LLC, the tenants of the Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury Maryland filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the companies. The tenants closed the restaurants. The primary guarantor of the Leases, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are discussing a potential buyout of the Lease guarantees whereby the Company would release Julio's from its guarantees in exchange for a lump sum payment. The Company is actively marketing the properties for sale. The Company has evaluated the Leases and property values and decided that there is no impairment loss at this time. At December 31, 2006, the properties were classified as Real Estate Held for Sale with a book value of $4,280,251.

        Subsequent to December 31, 2006, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for approximately $1,383,000. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

Major Tenants

        During 2006, five tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 76% of total rental revenue in 2006. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2007 and future years. However, the tenant of the Tia's restaurants will likely not continue to be major tenant as the Company is attempting to sell the properties. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The only exception is under the Lease for the Advance Auto Parts store, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. The Company holds an undivided fee simple interest in the properties.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2006.

                             Total Property              Annual    Annual
                   Purchase   Acquisition                Lease     Rent Per
   Property          Date        Costs        Tenant     Payment   Sq. Ft.

Children's World                            KinderCare
Daycare Center                               Learning
 Tinley Park, IL    5/22/02  $1,901,845    Centers, Inc.  $180,212  $19.94

Jared Jewelry Store
 Pittsburgh, PA                          Sterling Jewelers
 (72.0%)            11/7/02  $2,620,893        Inc.       $240,285  $57.74

Johnny Carino's                                Kona
Restaurant                                   Restaurant
 Littleton, CO      4/10/03  $2,223,755      Group, Inc.  $230,272  $35.23

Tia's Tex-Mex
Restaurant                                Tia's Florida,
 Tampa, FL         12/10/03  $2,563,839        LLC        $260,100  $45.31

Tia's Tex-Mex
Restaurant                                Tia's Maryland,
 Salisbury, MD     12/10/03  $2,013,502        LLC        $204,000  $38.94

Applebee's Restaurant
 Sandusky, OH
 (55.0%)            4/30/04  $1,561,271   Apple Ohio LLC  $118,867  $43.28

CarMax Auto Superstore
 Lithia Springs, GA                         CarMax Auto
 (14.0%)            3/18/05  $1,320,336  Superstores, Inc.$ 95,256  $35.36

Advance Auto Parts Store
 Middletown, OH                            Advance Stores
 (45.0%)             6/1/06  $  835,890    Company, Inc.  $ 58,647  $18.94

Applebee's Restaurant                      Apple Indiana
 Fishers, IN        9/21/06  $3,002,553       II LLC      $216,547  $42.88

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company and/or unrelated third parties. The remaining interest in the Jared Jewelry store is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Applebee's restaurant in Sandusky, Ohio is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Advance Auto Parts store is owned by AEI Income & Growth Fund 26 LLC.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term.

       Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

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

        At December 31, 2006, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2006, there were 700 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $44,413 and $39,414 were made to the Managing Members and $1,489,875 and $1,489,871 were made to the Limited Members in 2006 and 2005, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed $80,000 and $320,000 of proceeds from property sales in 2006 and 2005, respectively. In 2006 and 2005, the distribution of sale proceeds reduced the Limited Members' Adjusted Capital Contributions by $43,707 and $164,814, respectively.

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

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities
                                                            Maximum Number
                              Total    Number of Units      of Units that May
               Total Number  Average   Purchased as Part of Yet Be Purchased
                of Units    Price Paid Publicly Announced   Under the Plans
   Period      Purchased     per Unit  Plans or Programs    or Programs

10/1/06 to 10/31/06   44       $768.64      206.50(1)           (2)

11/1/06 to 11/30/06   --            --            --            --

12/1/06 to 12/31/06   --            --            --            --

  (1) The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

        The Company is required, pursuant to NASD Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2006, the Company's Units were valued at $956. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2006 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Company owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for Members;

    resolution by the Managing Members of conflicts with which they may be confronted;

    the success of the Managing Members of locating properties with favorable risk return characteristics;

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

Results of Operations

        For the years ended December 31, 2006 and 2005, the Company recognized rental income from continuing operations of $958,651 and $841,630, respectively. In 2006, rental income increased mainly due to additional rent received from three property acquisitions in 2005 and 2006.

        For the years ended December 31, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $216,672 and $244,668, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $26,714 and $30,449, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2006 and 2005, the Company recognized interest income of $93,743 and $17,334, respectively. In 2006, interest income increased mainly due to the Company having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2006, the Company recognized income from discontinued operations of $1,136,141, representing rental income less property management expenses and depreciation of $561,460 and gain on disposal of real estate of $574,681. For the year ended December 31, 2005, the Company recognized income from discontinued operations of $155,521, representing rental income less property management expenses and depreciation of $510,439 and gain on disposal of real estate of $1,082, which were partially offset by a real estate impairment loss of $356,000.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On November 3, 2006, the Company sold its 23% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Company received net sale proceeds of $2,006,876, which resulted in a net gain of $263,221. At the time of sale, the cost and related accumulated depreciation was $1,912,690 and $169,035, respectively. Through the date of sale, GR complied with all Lease terms as amended.

        In May, 2006, the Company entered into an agreement to sell the Champps Americana restaurant in Houston, Texas to the tenant. On May 31, 2006, the sale closed with the Company receiving net sale proceeds of $3,147,170, which resulted in a net gain of $311,460. At the time of sale, the cost and related accumulated depreciation was $3,106,301 and $270,591, respectively.

        On September 26, 2006, Tia's Florida, LLC and Tia's Maryland, LLC, the tenants of the Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury Maryland filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the companies. The tenants closed the restaurants. The primary guarantor of the Leases, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are discussing a potential buyout of the Lease guarantees whereby the Company would release Julio's from its guarantees in exchange for a lump sum payment. The Company is actively marketing the properties for sale. The Company has evaluated the Leases and property values and decided that there is no impairment loss at this time. At December 31, 2006, the properties were classified as Real Estate Held for Sale with a book value of $4,280,251.

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

Liquidity and Capital Resources

        During the year ended December 31, 2006, the Company's cash balances increased $1,235,981 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2005, the Company's cash balances decreased $591,467 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $1,407,079 in 2005 to $1,488,080 in 2006 as a result of an increase in total rental and interest income in 2006 and a decrease in LLC administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2006, the Company generated cash flow from the sale of real estate of $5,154,046 and $995,082, respectively. During the same periods, the Company expended $3,838,443 and $1,320,336, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

       On March 18, 2005, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,320,336. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of
13.4 years and initial annual rent of $95,256. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

        On June 1, 2006, the Company purchased a 45% interest in an Advance Auto Parts store in Middletown, Ohio for $835,890. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $58,647. The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Company.

       On September 21, 2006, the Company purchased an Applebee's restaurant in Fishers, Indiana for $3,002,553. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $216,547.

        Subsequent to December 31, 2006, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for approximately $1,383,000. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2006 and 2005, the Company declared distributions of $1,534,288 and $1,529,285, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,489,875 and $1,489,871 and the Managing Members received distributions of $44,413 and $39,414 for the periods, respectively.

        During 2006 and 2005, the Company distributed $80,808 and $323,232 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $3.25 and $12.95 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        During 2006, three Limited Members redeemed a total of 44 Units for $33,820 in accordance with the Operating Agreement. During 2005, two Limited Members redeemed a total of 162.5 Units for $137,641. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,046 and $4,257 in 2006 and 2005, respectively.

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





                 AEI INCOME & GROWTH FUND 24 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2006 and 2005

Statements for the Years Ended December 31, 2006 and 2005:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2006 and 2005, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                       /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants

Minneapolis, Minnesota
March 23, 2007

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                    2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,542,078   $ 1,306,097

INVESTMENTS IN REAL ESTATE:
  Land                                            4,884,230     7,336,445
  Buildings and Equipment                         8,582,313    11,887,987
  Accumulated Depreciation                         (948,896)   (1,254,362)
                                                 -----------   -----------
                                                 12,517,647    17,970,070
  Real Estate Held for Sale                       4,280,251             0
                                                 -----------   -----------
      Net Investments in Real Estate             16,797,898    17,970,070
                                                 -----------   -----------
           Total  Assets                        $19,339,976   $19,276,167
                                                 ===========   ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    48,337   $    71,660
  Distributions Payable                             378,290       376,838
  Unearned Rent                                      15,017        15,017
                                                 -----------   -----------
      Total Current Liabilities                     441,644       463,515
                                                 -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            5,409       (20,612)
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,625 and 24,669 Units outstanding in
   2006 and 2005, respectively                   18,892,923    18,833,264
                                                 -----------   -----------
      Total Members' Equity                      18,898,332    18,812,652
                                                 -----------   -----------
        Total Liabilities and Members' Equity   $19,339,976   $19,276,167
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                     2006         2005

RENTAL INCOME                                   $   958,651   $   841,630

EXPENSES:
  LLC Administration - Affiliates                   216,672       244,668
  LLC Administration and Property
     Management - Unrelated Parties                  26,714        30,449
  Depreciation                                      290,315       245,730
                                                 -----------   -----------
      Total Expenses                                533,701       520,847
                                                 -----------   -----------

OPERATING INCOME                                    424,950       320,783

OTHER INCOME:
  Interest Income                                    93,743        17,334
                                                 -----------   -----------

INCOME FROM CONTINUING OPERATIONS                   518,693       338,117

Income from Discontinued Operations               1,136,141       155,521
                                                 -----------   -----------
NET INCOME                                      $ 1,654,834   $   493,638
                                                 ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                              $    71,480   $    21,908
  Limited Members                                 1,583,354       471,730
                                                 -----------   -----------
                                                $ 1,654,834   $   493,638
                                                 ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                         $     20.40   $     13.27
  Discontinued Operations                             43.81          5.82
                                                 -----------   -----------
       Total                                    $     64.21   $     19.09
                                                 ===========   ===========
Weighted  Average  Units Outstanding                 24,658        24,711
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                     2006          2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 1,654,834   $   493,638

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    431,250       488,447
     Real Estate Impairment                                0       356,000
     Gain on Sale of Real Estate                    (574,681)       (1,082)
     Decrease in Receivables                               0        42,602
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (23,323)       32,518
     Decrease in Unearned Rent                             0        (5,044)
                                                  -----------   -----------
       Total Adjustments                            (166,754)      913,441
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                    1,488,080     1,407,079
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (3,838,443)   (1,320,336)
  Proceeds from Sale of Real Estate                5,154,046       995,082
                                                  -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                    1,315,603      (325,254)
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable        1,452        (2,109)
   Distributions to Members                       (1,534,288)   (1,529,285)
   Redemption Payments                               (34,866)     (141,898)
                                                  -----------   -----------
       Net Cash Used For
         Financing Activities                     (1,567,702)   (1,673,292)
                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            1,235,981      (591,467)

CASH AND CASH EQUIVALENTS, beginning of period     1,306,097     1,897,564
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $ 2,542,078   $ 1,306,097
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members     Total       Outstanding


BALANCE, December 31, 2004  $  1,151  $19,989,046  $19,990,197    24,831.28

  Distributions              (39,414)  (1,489,871)  (1,529,285)

  Redemption Payments         (4,257)    (137,641)    (141,898)     (162.50)

  Net Income                  21,908      471,730      493,638
                             --------  -----------  -----------   ----------
BALANCE, December 31, 2005   (20,612)  18,833,264   18,812,652    24,668.78

  Distributions              (44,413)  (1,489,875)  (1,534,288)

  Redemption Payments         (1,046)     (33,820)     (34,866)      (44.00)

  Net Income                  71,480    1,583,354    1,654,834
                             --------  -----------  -----------   ----------
BALANCE, December 31, 2006  $  5,409  $18,892,923  $18,898,332    24,624.78
                             ========  ===========  ===========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2006 and 2005.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2006  presentation.
       These   reclassifications  had  no  effect   on   Members'
       capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

(3)  Related Party Transactions -

       The Company owns a 72% interest in a Jared Jewelry store. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company. The Company owns a 55% interest in an Applebee's restaurant in Sandusky, Ohio. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company. The Company owns a 14% interest in a CarMax auto superstore. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company. The
       Company  owns  a  45%  interest in an Advance  Auto  Parts store. The remaining interest in this property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Company. The Company owned a 23% interest in a Garden Ridge retail store. The remaining interests in this property were owned by AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Company, and unrelated third parties.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(3)  Related Party Transactions - (Continued)

       AEI and AFM received the following compensation and reimbursements for costs and expenses from the Company:

                                            Total Incurred by the Company
                                            for the Year Ended December 31

                                                         2006       2005
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Company's operations,
  maintaining the Company's books and communicating
  the results of operations to the Limited Members.   $ 224,842  $ 247,533
                                                       ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Company's behalf to third parties
  relating to LLC administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                     $  65,034  $ 209,611
                                                       ========   ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Company.                                        $  65,007  $  15,536
                                                       ========   ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                          $  37,637  $   3,644
                                                       ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The only exception is under the Lease for the Advance Auto Parts store, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     The Company's properties are commercial, single-tenant buildings. The Children's World daycare center and Jared Jewelry store were constructed and acquired in 2002. The land for the Johnny Carino's restaurant was acquired in 2002 and construction of the restaurant was completed in 2003. The Tia's Tex-Mex restaurant in Tampa, Florida was constructed in 1996 and acquired in 2003. The Tia's Tex-Mex restaurant in Salisbury, Maryland was constructed in 1999 and acquired in 2003. The Applebee's restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004. The CarMax auto superstore was constructed in 2003 and acquired in 2005. The Advance Auto Parts store was constructed in 2004 and acquired in 2006. The Applebee's restaurant in Fishers, Indiana was constructed in 1996 and acquired in 2006. There have been no costs capitalized as improvements subsequent to the acquisition.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2006  are   as
     follows:

                                             Buildings and         Accumulated
     Property                         Land     Equipment   Total  Depreciation

Children's World, Tinley Park, IL $  354,397 $1,547,448 $ 1,901,845 $ 286,278
Jared Jewelry, Pittsburgh, PA      1,366,403  1,254,490   2,620,893   206,992
Johnny Carino's, Littleton, CO       792,084  1,431,671   2,223,755   250,825
Applebee's, Sandusky, OH             504,220  1,057,051   1,561,271   112,752
CarMax, Lithia Springs, GA           570,918    749,418   1,320,336    53,709
Advance Auto Parts,
  Middletown, OH                      91,836    744,054     835,890    17,361
Applebee's, Fishers, IN            1,204,372  1,798,181   3,002,553    20,979
                                   ---------- ---------- ----------- ---------
                                  $4,884,230 $8,582,313 $13,466,543 $ 948,896
                                   ========== ========== =========== =========

     On March 18, 2005, the Company purchased a 14% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,320,336. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and initial annual rent of $95,256.

     On June 1, 2006, the Company purchased a 45% interest in an Advance Auto Parts store in Middletown, Ohio for $835,890. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $58,647.

     On September 21, 2006, the Company purchased an Applebee's restaurant in Fishers, Indiana for $3,002,553. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $216,547.
                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     Subsequent to December 31, 2006, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for approximately $1,383,000. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351.

     For properties owned as of December 31, 2006, the minimum future rent payments required by the leases are as follows:

                       2007           $ 1,611,275
                       2008             1,679,963
                       2009             1,689,733
                       2010             1,692,098
                       2011             1,698,546
                       Thereafter      16,921,385
                                       -----------
                                      $25,293,000
                                       ===========

     There were no contingent rents recognized in 2006 and 2005.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

           Tenants             Industry           2006       2005

     Tia's Restaurant Group   Restaurant      $  465,850  $  464,100
     Sterling Jewelers Inc.   Retail             240,285     240,285
     Kona Restaurant
        Group, Inc.           Restaurant         229,512     227,240
     KinderCare Learning
        Centers, Inc.         Child Care         180,212     180,212
     Apple American Group     Restaurant         179,018         N/A
     Champps Entertainment
        of Texas, Inc.        Restaurant             N/A     316,500
                                               ----------  ----------
     Aggregate rent revenue of major tenants  $1,294,877  $1,428,337
                                               ==========  ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               76%         80%
                                               ==========  ==========


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(6)  Discontinued Operations - (Continued)

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

     On November 3, 2006, the Company sold its 23% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Company received net sale proceeds of $2,006,876, which resulted in a net gain of $263,221. At the time of sale, the cost and related accumulated depreciation was $1,912,690 and $169,035, respectively. Through the date of sale, GR complied with all Lease terms as amended.

     In May, 2006, the Company entered into an agreement to sell the Champps Americana restaurant in Houston, Texas to the tenant. On May 31, 2006, the sale closed with the Company receiving net sale proceeds of $3,147,170, which resulted in a net gain of $311,460. At the time of sale, the cost and related accumulated depreciation was $3,106,301 and $270,591, respectively.

     On September 26, 2006, Tia's Florida, LLC and Tia's Maryland, LLC, the tenants of the Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury Maryland filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the companies. The tenants closed the restaurants. The primary guarantor of the Leases, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are discussing a potential buyout of the Lease guarantees whereby the Company would release Julio's from its guarantees in exchange for a lump sum payment. The Company is actively marketing the properties for sale. The Company has evaluated the Leases and property values and decided that there is no impairment loss at this time. At December 31, 2006, the properties were classified as Real Estate Held for Sale with a book value of $4,280,251.

     During 2006 and 2005, the Company distributed $80,808 and $323,232 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $3.25 and $12.95 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                   2006       2005

     Rental Income                             $  748,885   $  935,183
     Property Management Expenses                 (46,490)    (182,027)
     Depreciation                                (140,935)    (242,717)
     Real Estate Impairment                             0     (356,000)
     Gain on Disposal of Real Estate              574,681        1,082
                                                ----------   ----------
          Income from Discontinued Operations  $1,136,141   $  155,521
                                                ==========   ==========

(7)  Members' Capital -

     Cash distributions of $44,413 and $39,414 were made to the Managing Members and $1,489,875 and $1,489,871 were made to the Limited Members for the years ended December 31, 2006 and 2005, respectively. The Limited Members' distributions represent $60.42 and $60.29 per LLC Unit outstanding using 24,658 and 24,711 weighted average Units in 2006 and 2005, respectively. The distributions represent $60.42 and $13.52 per Unit of Net Income and $-0- and $46.77 per Unit of return of contributed capital in 2006 and 2005, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed $80,000 and $320,000 of proceeds from property sales in 2006 and 2005, respectively. In 2006 and 2005, the distribution of sale proceeds reduced the Limited Members' Adjusted Capital Contributions by $43,707 and $164,814, respectively.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(7)  Members' Capital - (Continued)

     During 2006, three Limited Members redeemed a total of 44 Units for $33,820 in accordance with the Operating Agreement. During 2005, two Limited Members redeemed a total of 162.5 Units for $137,641. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,046 and $4,257 in 2006 and 2005, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Operating Agreement, is $999.92 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2006       2005

     Net Income for Financial Reporting Purposes    $1,654,834  $  493,638

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes    106,722     129,314

     Income Accrued for Tax Purposes Over (Under)
      Income for Financial Reporting Purposes         (308,157)     77,454

     Property Expenses for Tax Purposes (Over) Under
      Expenses for Financial Reporting Purposes       (241,687)    129,538

     Amortization of Start-Up and Organization Costs    (2,451)     (2,939)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                        0     356,000

     Gain / Loss on Sale of Real Estate for Tax Purposes
      Compared to Gain for Financial Reporting Purposes
                                                      (124,663)   (773,906)
                                                     ----------  ----------
           Taxable Income to Members                $1,084,598  $  409,099
                                                     ==========  ==========

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

 (8) Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                          2006       2005

     Members' Equity for Financial Reporting Purposes $18,898,332 $18,812,652

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                    302,140     320,081

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes              15,018     323,175

     Property Expenses for Tax Purposes Under
      Expenses for Financial Reporting Purposes                 0     241,687

     Capitalized Start-Up Costs Under Section 195           8,697       8,697

     Amortization of Start-Up and Organization Costs      (14,697)    (12,246)

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          3,665,328   3,665,328
                                                       ----------  ----------
           Members' Equity for Tax Reporting Purposes $22,874,818 $23,359,374
                                                       ==========  ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2006                  2005
                           Carrying      Fair     Carrying       Fair
                            Amount      Value      Amount        Value

     Money  Market Funds  $2,542,078  $2,542,078  $1,306,097  $1,306,097
                           ---------   ---------   ---------   ---------
     Total Cash and
       Cash Equivalents   $2,542,078  $2,542,078  $1,306,097  $1,306,097
                           =========   =========   =========   =========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

       (b)  Changes in internal controls

        There were no significant changes made in the Company's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 62, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2007. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in four LLCs.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
(Continued)

        Patrick W. Keene, age 47, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2007. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2006. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2006 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2007:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            0            0%
   Robert P. Johnson                        0            0%
   Patrick W. Keene                         0            0%

   Address for all:
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
       DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2006 and 2005.

        Neither the registrant, nor the Managing Member of the registrant, has a board of directors consisting of any members who are "independent." The sole director of the Managing Member, Robert P. Johnson, is also the Special Managing Member of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing Member. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the Managing Members, except as performed in connection with the audit of its financial statements.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2006, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2006.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method      Inception (December 7, 2000)
Compensation                 of Compensation          To December 31, 2006

AEI Securities, Inc.  Selling Commissions equal to 10%     $2,482,128
                      of proceeds, most of which were
                      reallowed to Participating Dealers.

Managing Members      Reimbursement at Cost for other      $1,200,499
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all        $  149,453
and Affiliates        Acquisition Expenses.

Managing Members      Reimbursement at Cost for all        $1,078,274
and Affiliates        Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties  and  all  other  transfer
                      agency, reporting, Member relations
                      and other administrative functions.

Managing Members      Reimbursement at Cost for all        $  120,614
and Affiliates        expenses related to the disposition
                      of the Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal    $  168,719
                      year.

Managing Members      1% of distributions of Net Proceeds  $   10,185
                      of Sale until Limited Members have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 7% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of distributions of
                      Net Proceeds of Sale thereafter.



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

     10.1 Net Lease Agreement dated May 22, 2002 between the Company and ARAMARK Educational Resources, Inc. relating to the Property at 9460 W. 179th Street, Tinley Park, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 3, 2002).

     10.2 Net Lease Agreement dated September 23, 2002 between the Company and Kona Restaurant Group, Inc. relating to the Property at 10025 W San Juan Way, Littleton, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2002).

     10.3 Assignment and Assumption of Lease dated November 7, 2002 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and McKnight Road Development, LLC relating to the Property at 7381 McKnight Road, Pittsburgh, Pennsylvania (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 14, 2002).

     10.4 First Amendment to Net Lease Agreement dated April 10, 2003 between the Company and Kona Restaurant Group, Inc. relating to the Property at 10025 W. San Juan Way, Littleton, Colorado (incorporated by reference to Exhibit
     10.2 of Form 8-K filed April 23, 2003).

     10.5 Net Lease Agreement dated December 10, 2003 between the Company and Tia's Florida, LLC relating to the Property at 1053 North Dale Mabry, Tampa, Florida (incorporated by reference to Exhibit 10.3 of Form 8-K filed December 24,
     2003).

     10.6  Net  Lease Agreement dated December 10,  2003  between
     the   Company  and  Tia's  Maryland,  LLC  relating  to  the
     Property at 2318 North Salisbury Boulevard, Salisbury, Maryland (incorporated by reference to Exhibit 10.4 of Form 8-K filed December 24, 2003).

     10.7  Assignment  and Assumption of Lease  dated  April  30,
     2004 between the Company, AEI Net Lease Income & Growth Fund XX Limited Partnership and PRECO II CRIC LLC relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 14, 2004).

     10.8 Assignment and Assumption of Lease dated March 18, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 13, 2005).

     10.9 Purchase Agreement dated September 19, 2005 between the Company and Hamid Zarafshani relating to the Property at 2850 35IH North, Round Rock, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 14,
     2005).

     10.10     Purchase Agreement dated May 3, 2006 between the
     Company and Champps Operating Corporation relating to the Property at 11681 Westheimer Road, Houston, Texas
     (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12, 2006).

     10.11 Assignment and Assumption of Purchase and Sale Agreement dated May 24, 2006 between the Company, AEI Income & Growth Fund 26 LLC and AEI Fund Management, Inc. relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 14, 2006).

ITEM 13.  EXHIBITS.  (Continued)

     10.12 Assignment and Assumption of Lease dated May 31, 2006 between the Company, AEI Income & Growth Fund 26 LLC and Blue Bell Partners, LLC relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14, 2006).

     10.13 Contract of Sale dated August 17, 2006 between the Company, various other property owners and Compson Holding Corporation relating to the Property at 16778 Interstate 45 South, Conroe (Woodlands), Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 9, 2006).

     10.14 Assignment and Assumption of Purchase Agreement dated September 11, 2006 between the Company and AEI Fund Management, Inc. relating to the Property at 8310 E. 96th Street, Fishers, Indiana (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed September 26, 2006).

     10.15 Net Lease Agreement dated September 21, 2006 between the Company and Apple Indiana II LLC relating to the Property at 8310 E. 96th Street, Fishers, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 26, 2006).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2006 and 2005:

     Fee Category                            2006       2005

     Audit Fees                           $  13,650   $ 12,750
     Audit-Related Fees                           0        682
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  13,650   $ 13,432
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.  (Continued)

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


                          AEI INCOME & GROWTH FUND 24
                          Limited Liability Company
                          By: AEI Fund Management XXI, Inc.
                              Its Managing Member


March 23, 2007            By: /s/ Robert P Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                        Date


/s/Robert P Johnson   President (Principal Executive Officer)  March 23, 2007
   Robert P. Johnson  and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer  and  Treasurer   March 23, 2007
   Patrick W. Keene  (Principal Accounting Officer)