Form 10QSB
period 2007-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2007-05-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

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


                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2007 and December 31, 2006

         Statements for the Periods ended March 31, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
              MARCH 31, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                     2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,101,632    $ 2,542,078

INVESTMENTS IN REAL ESTATE:
  Land                                             5,122,285      4,884,230
  Buildings and Equipment                          9,745,241      8,582,313
  Accumulated Depreciation                        (1,047,003)      (948,896)
                                                  -----------    -----------
                                                  13,820,523     12,517,647
  Real Estate Held for Sale                        4,280,251      4,280,251
                                                  -----------    -----------
      Net Investments in Real Estate              18,100,774     16,797,898
                                                  -----------    -----------
           Total  Assets                         $19,202,406    $19,339,976
                                                  ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $     5,724    $    48,337
  Distributions Payable                              379,956        378,290
  Unearned Rent                                       24,077         15,017
                                                  -----------    -----------
      Total Current Liabilities                      409,757        441,644
                                                  -----------    -----------
MEMBERS' EQUITY:
  Managing Members' Equity                             2,238          5,409
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,625 Units outstanding                       18,790,411     18,892,923
                                                  -----------    -----------
      Total Members' Equity                       18,792,649     18,898,332
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $19,202,406    $19,339,976
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2007         2006

RENTAL INCOME                                    $   305,656    $   215,653

EXPENSES:
   LLC Administration - Affiliates                    49,553         54,737
   LLC Administration and Property
      Management - Unrelated Parties                  10,872         10,519
      Depreciation                                    98,107         62,994
                                                  -----------    -----------
        Total Expenses                               158,532        128,250
                                                  -----------    -----------

OPERATING INCOME                                     147,124         87,403

OTHER INCOME:
   Interest Income                                    15,410         11,614
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    162,534         99,017

Income From Discontinued Operations                  115,773        182,812
                                                  -----------    -----------
NET INCOME                                       $   278,307    $   281,829
                                                  ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                              $     8,349    $     8,455
   Limited Members                                   269,958        273,374
                                                  -----------    -----------
                                                 $   278,307    $   281,829
                                                  ===========    ===========
INCOME PER LLC UNIT:
   Continuing Operations                         $      6.40    $      3.89
   Discontinued Operations                              4.56           7.19
                                                  -----------    -----------
         Total                                   $     10.96    $     11.08
                                                  ===========    ===========
Weighted  Average  Units Outstanding                  24,625         24,669
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2007           2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   278,307    $   281,829

   Adjustments To Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Depreciation                                      98,107        123,673
     Decrease in Payable to
        AEI Fund Management, Inc.                     (42,613)       (60,273)
     Increase in Unearned Rent                          9,060         29,930
                                                   -----------    -----------
        Total Adjustments                              64,554         93,330
                                                   -----------    -----------
        Net Cash Provided By
            Operating Activities                      342,861        375,159
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                   (1,400,983)             0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    1,666          3,124
   Distributions to Members                          (383,990)      (383,988)
                                                   -----------    -----------
        Net Cash Used For
            Financing Activities                     (382,324)      (380,864)
                                                   -----------    -----------
NET DECREASE IN CASH
      AND CASH EQUIVALENTS                         (1,440,446)        (5,705)

CASH AND CASH EQUIVALENTS, beginning of period      2,542,078      1,306,097
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,101,632    $ 1,300,392
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2005  $(20,612)  $18,833,264  $18,812,652   24,668.78

  Distributions              (11,520)     (372,468)    (383,988)

  Net Income                   8,455       273,374      281,829
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2006     $(23,677)  $18,734,170  $18,710,493   24,668.78
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2006  $  5,409   $18,892,923  $18,898,332   24,624.78

  Distributions              (11,520)     (372,470)    (383,990)

  Net Income                   8,349       269,958      278,307
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2007     $  2,238   $18,790,411  $18,792,649   24,624.78
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2007

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2007 presentation.   These
     reclassifications had no effect on Members' capital, net income or cash flows.

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

     On January 19, 2007, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,400,983. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On September 26, 2006, Tia's Florida, LLC and Tia's Maryland, LLC, the tenants of the Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury Maryland filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the companies. The tenants closed the restaurants. The primary guarantor of the Leases, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are negotiating a potential buyout of the Lease guarantees whereby the Company would release Julio's from its guarantees in exchange for a lump sum payment. The Company is actively marketing the properties for sale. The Company has evaluated the Leases and property values and decided that there is no impairment loss at this time. At March 31, 2007 and December 31, 2006, the properties were classified as Real Estate Held for Sale with a book value of $4,280,251.

     In March 2007, the Company entered into an agreement to sell the Tia's Tex-Mex restaurant in Salisbury, Maryland to an unrelated third party. The sale is subject to contingencies and may not be completed. In addition, the Company and Julio's reached an agreement, contingent on the completion of the sale, to buyout the Julio's Lease guarantee. If the sale is completed, the Company expects to receive net proceeds from the buyer and Julio's totaling approximately $2,100,000, which will result in a net gain of approximately $203,400. If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                              2007       2006

     Rental Income                         $ 116,025   $ 243,125
     Property Management Expenses               (252)        366
     Depreciation                                  0     (60,679)
                                            ---------   ---------
      Income from Discontinued Operations  $ 115,773   $ 182,812
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

Results of Operations

        For the three months ended March 31, 2007 and 2006, the Company recognized rental income from continuing operations of $305,656 and $215,653, respectively. In 2007, rental income increased mainly due to additional rent received from three property acquisitions in 2006 and 2007.

        For the three months ended March 31, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $49,553 and $54,737, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $10,872 and $10,519, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2007 and 2006, the Company recognized interest income of $15,410 and $11,614, respectively. In 2007, interest income increased mainly due to the Company having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2007, the Company recognized income from discontinued operations of $115,773, representing rental income less property management expenses. For the three months ended March 31, 2006, the Company recognized income from discontinued operations of $182,812, representing rental income and property management expenses less depreciation.

        In May, 2006, the Company entered into an agreement to sell the Champps Americana restaurant in Houston, Texas to the tenant. On May 31, 2006, the sale closed with the Company receiving net sale proceeds of $3,147,170, which resulted in a net gain of $311,460. At the time of sale, the cost and related accumulated depreciation was $3,106,301 and $270,591, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On November 3, 2006, the Company sold its 23% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Company received net sale proceeds of $2,006,876, which resulted in a net gain of $263,221. At the time of sale, the cost and related accumulated depreciation was $1,912,690 and $169,035, respectively.

        On September 26, 2006, Tia's Florida, LLC and Tia's Maryland, LLC, the tenants of the Tia's Tex-Mex restaurants in Tampa, Florida and Salisbury Maryland filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the companies. The tenants closed the restaurants. The primary guarantor of the Leases, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are negotiating a potential buyout of the Lease guarantees whereby the Company would release Julio's from its guarantees in exchange for a lump sum payment. The Company is actively marketing the properties for sale. The Company has evaluated the Leases and property values and decided that there is no impairment loss at this time. At March 31, 2007 and December 31, 2006, the properties were classified as Real Estate Held for Sale with a book value of $4,280,251.

        In March 2007, the Company entered into an agreement to sell the Tia's Tex-Mex restaurant in Salisbury, Maryland to an unrelated third party. The sale is subject to contingencies and may not be completed. In addition, the Company and Julio's reached an agreement, contingent on the completion of the sale, to buyout the Julio's Lease guarantee. If the sale is completed, the Company expects to receive net proceeds from the buyer and Julio's totaling approximately $2,100,000, which will result in a net gain of approximately $203,400. If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2007, the Company's cash balances decreased $1,440,446 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2006, the Company's cash balances decreased $5,705 as a result of distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $375,159 in 2006 to $342,861 in 2007 as a result of a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2007.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2007, the Company expended $1,400,983 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

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

        On January 19, 2007, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,400,983. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

        For the three months ended March 31, 2007 and 2006, the Company declared distributions of $383,990 and $383,988, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $372,470 and $372,468 and the Managing Members received distributions of $11,520 and $11,520 for the periods, respectively.

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

        During 2006, three Limited Members redeemed a total of 44 Units for $33,820 in accordance with the Operating Agreement. In prior years, two Limited Members redeemed a total of 162.5 Units for $137,641. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,046 in 2006.

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


Dated:  May 8, 2007           AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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