Form 10QSB
period 2007-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2007-08-13
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2007

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



                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX


PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2007 and December 31, 2006

         Statements for the Periods ended June 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
               JUNE 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS
                                                   2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 2,990,943    $ 2,542,078
  Receivables                                      251,955              0
                                                -----------    -----------
      Total Current Assets                       3,242,898      2,542,078
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           5,122,734      4,884,230
  Buildings and Equipment                        9,747,434      8,582,313
  Accumulated Depreciation                      (1,147,089)      (948,896)
                                                -----------    -----------
                                                13,723,079     12,517,647
  Real Estate Held for Sale                      2,383,688      4,280,251
                                                -----------    -----------
      Net Investments in Real Estate            16,106,767     16,797,898
                                                -----------    -----------
           Total  Assets                       $19,349,665    $19,339,976
                                                ===========    ===========


                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    86,512    $    48,337
  Distributions Payable                            379,162        378,290
  Unearned Rent                                     49,317         15,017
                                                -----------    -----------
      Total Current Liabilities                    514,991        441,644
                                                -----------    -----------
MEMBERS' EQUITY:
  Managing Members                                   4,620          5,409
  Limited Members, $1,000 per Unit;
    50,000 Units authorized; 24,831 Units issued;
    24,610 and 24,625 Units outstanding in
    2007 and 2006, respectively                 18,830,054     18,892,923
                                                -----------    -----------
      Total Members' Equity                     18,834,674     18,898,332
                                                -----------    -----------
         Total Liabilities and Members' Equity $19,349,665    $19,339,976
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                               6/30/07      6/30/06     6/30/07     6/30/06

RENTAL INCOME                $ 312,495   $ 221,077    $ 618,151   $ 436,730

EXPENSES:
   LLC Administration -
    Affiliates                  55,287      54,143      104,840     108,528
   LLC Administration
    and Property Management -
    Unrelated Parties            7,085       7,537       17,957      18,408
   Depreciation                100,086      65,472      198,193     128,466
                              ---------   ---------    ---------   ---------
        Total Expenses         162,458     127,152      320,990     255,402
                              ---------   ---------    ---------   ---------

OPERATING INCOME               150,037      93,925      297,161     181,328

OTHER INCOME:
   Interest Income              16,497      22,165       31,907      33,779
                              ---------   ---------    ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                  166,534     116,090      329,068     215,107

Income from Discontinued
 Operations                    270,614     452,125      386,387     634,937
                              ---------   ---------    ---------   ---------
NET INCOME                   $ 437,148   $ 568,215    $ 715,455   $ 850,044
                              =========   =========    =========   =========
NET INCOME ALLOCATED:
   Managing Members          $  13,933   $  38,036    $  22,282   $  46,491
   Limited Members             423,215     530,179      693,173     803,553
                              ---------   ---------    ---------   ---------
                             $ 437,148   $ 568,215    $ 715,455   $ 850,044
                              =========   =========    =========   =========
 NET INCOME PER LLC UNIT:
   Continuing Operations     $    6.56   $    4.56    $   12.97   $    8.46
   Discontinued Operations       10.64       16.93        15.19       24.11
                              ---------   ---------    ---------   ---------
        Total                $   17.20   $   21.49    $   28.16   $   32.57
                              =========   =========    =========   =========
Weighted Average Units
 Outstanding                    24,610      24,669       24,617      24,669
                              =========   =========    =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                  $   715,455    $   850,044

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                    198,193        229,273
     (Gain) Loss on Sale of Real Estate               40,920       (311,460)
     Increase in Receivables                        (251,955)             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     38,175           (245)
     Increase in Unearned Rent                        34,300         49,119
                                                  -----------    -----------
        Total Adjustments                             59,633        (33,313)
                                                  -----------    -----------
        Net Cash Provided By
           Operating Activities                      775,088        816,731
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (1,403,625)      (835,161)
   Proceeds from Sale of Real Estate               1,855,643      3,147,170
                                                  -----------    -----------
        Net Cash Provided By
           Investing Activities                      452,018      2,312,009
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     872          3,124
   Distributions to Members                         (767,183)      (767,976)
   Redemption Payments                               (11,930)             0
                                                  -----------    -----------
        Net Cash Used For
           Financing Activities                     (778,241)      (764,852)
                                                  -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                              448,865      2,363,888

CASH AND CASH EQUIVALENTS, beginning of period     2,542,078      1,306,097
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 2,990,943    $ 3,669,985
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2005 $ (20,612) $18,833,264  $18,812,652    24,668.78

  Distributions              (23,039)    (744,937)    (767,976)

  Net Income                  46,491      803,553      850,044
                            ---------  -----------  -----------  -----------
BALANCE, June 30, 2006     $   2,840  $18,891,880  $18,894,720    24,668.78
                            =========  ===========  ===========  ===========


BALANCE, December 31, 2006 $   5,409  $18,892,923  $18,898,332    24,624.78

  Distributions              (22,713)    (744,470)    (767,183)

  Redemption Payments           (358)     (11,572)     (11,930)      (15.13)

  Net Income                  22,282      693,173      715,455
                            ---------  -----------  -----------  -----------
BALANCE, June 30, 2007     $   4,620  $18,830,054  $18,834,674    24,609.65
                            =========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2007

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

     On January 19, 2007, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,625. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On September 26, 2006, Tia's Maryland, LLC and Tia's Florida, LLC, the tenants of the Tia's Tex-Mex restaurants in Salisbury, Maryland and Tampa, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the companies. The tenants closed the restaurants. The primary guarantor of the Leases, Julio's Investors LLC (Julio's), continued to pay the rent and property expenses. In the first quarter of 2007, the Company and Julio's entered into an agreement whereby the Company would release Julio's from its Lease guarantee for the Salisbury property in exchange for a lump sum payment of $250,000. In the second quarter of 2007, the parties reached a similar agreement for a $257,320 payment for the Tampa property. These payments were contingent on completion of the sale of the respective properties and were received subsequent to June 30, 2007.

     In March 2007, the Company entered into an agreement to sell the Tia's Tex-Mex restaurant in Salisbury, Maryland to an unrelated third party. On June 11, 2007, the sale closed with the Company receiving net sale proceeds of $1,855,643, which resulted in a net loss of $40,920. At the time of sale,  the  cost  and related accumulated  depreciation  was
     $2,013,502 and $116,939, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,896,563.

     Subsequent to June 30, 2007, the Company sold the Tia's Tex-Mex restaurant in Tampa, Florida to an unrelated third party. The Company received net sale proceeds of approximately $2,450,000, which resulted in a net gain of approximately $66,300. At the time of sale, the cost and related accumulated depreciation was $2,563,839 and $180,151, respectively. At June 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,383,688.

     During the first six months of 2007, the Company distributed $15,152 of net sale proceeds to the Limited and Managing
     Members as part of their quarterly distributions, which represented a return of capital of $0.61 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended       Six Months Ended
                               6/30/07      6/30/06     6/30/07      6/30/06

Rental Income                $ 104,692    $ 215,311    $ 220,717   $ 458,436
Lease Settlement Income        250,000            0      250,000           0
Property Management Expenses   (43,158)     (34,518)     (43,410)    (34,152)
Depreciation                         0      (40,128)           0    (100,807)
Gain (Loss) on Disposal
 of Real Estate                (40,920)     311,460      (40,920)    311,460
                              ---------    ---------    ---------   ---------
   Income from Discontinued
    Operations               $ 270,614    $ 452,125    $ 386,387   $ 634,937
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

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for Members;

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

Results of Operations

        For the six months ended June 30, 2007 and 2006, the Company recognized rental income from continuing operations of $618,151 and $436,730, respectively. In 2007, rental income increased due to additional rent received from three property acquisitions in 2006 and 2007 and rent increases on two properties.

        For the six months ended June 30, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $104,840 and $108,528, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $17,957 and $18,408, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2007 and 2006, the Company recognized interest income of $31,907 and $33,779, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2007, the Company recognized income from discontinued operations of $386,387, representing rental and lease settlement income less property management expenses of $427,307, which was partially offset by a loss on disposal of real estate of $40,920. For the six months ended June 30, 2006, the Company recognized income from discontinued operations of $634,937, representing rental income less property management expenses and depreciation of $323,477 and gain on disposal of real estate of $311,460.

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

        On September 26, 2006, Tia's Maryland, LLC and Tia's Florida, LLC, the tenants of the Tia's Tex-Mex restaurants in Salisbury, Maryland and Tampa, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the companies. The tenants closed the restaurants. The primary guarantor of the Leases, Julio's Investors LLC (Julio's), continued to pay the rent and property expenses. In the first quarter of 2007, the Company and Julio's entered into an agreement whereby the Company would release Julio's from its Lease guarantee for the Salisbury property in exchange for a lump sum payment of $250,000. In the second quarter of 2007, the parties reached a similar agreement for a $257,320 payment for the Tampa property. These payments were contingent on completion of the sale of the respective properties and were received subsequent to June 30, 2007.

        In March 2007, the Company entered into an agreement to sell the Tia's Tex-Mex restaurant in Salisbury, Maryland to an unrelated third party. On June 11, 2007, the sale closed with the Company receiving net sale proceeds of $1,855,643, which resulted in a net loss of $40,920. At the time of sale, the cost and related accumulated depreciation was $2,013,502 and $116,939, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,896,563.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequent to June 30, 2007, the Company sold the Tia's Tex-Mex restaurant in Tampa, Florida to an unrelated third party. The Company received net sale proceeds of approximately
$2,450,000, which resulted in a net gain of approximately $66,300. At the time of sale, the cost and related accumulated depreciation was $2,563,839 and $180,151, respectively. At June 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,383,688.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2007, the Company's cash balances increased $448,865 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2006, the Company's cash balances increased $2,363,888 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property.

        Net cash provided by operating activities decreased from $816,731 in 2006 to $775,088 in 2007 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses and an increase in LLC administration and property management expenses in 2007, which were partially offset by an increase in total rental and interest income in 2007.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2007 and 2006, the Company generated cash flow from the sale of real estate of $1,855,643 and $3,147,170, respectively. During the same periods, the Company expended $1,403,625 and $835,161, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

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

        On January 19, 2007, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,625. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

        For the six months ended June 30, 2007 and 2006, the Company declared distributions of $767,183 and $767,976, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $744,470 and $744,937 and the Managing Members received distributions of $22,713 and $23,039 for the periods, respectively.

         During  the  first  six  months  of  2007,  the  Company
distributed $15,152 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.61 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        On April 1, 2007, two Limited Members redeemed a total of
15.13 Units for $11,572 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During the first six months of 2006, the Company did not acquire any Units. In prior years, two Limited
Members redeemed 162.5 Units for $137,641. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $358 in 2007.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

4/1/07 to 4/30/07  15.13    $764.81         221.63(1)              (2)

5/1/07 to 5/31/07     --         --             --                 --

6/1/07 to 6/30/07     --         --             --                 --

  (1)  The Company's repurchase plan is mandated by the Operating
       Agreement as included in the prospectus related to the original offering of the Units.
(2) The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

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


Dated:  August 6, 2007        AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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