Form 10QSB
period 2007-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2007-11-13
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2007

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


                 AEI INCOME & GROWTH FUND 24 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2007 and December 31, 2006

         Statements for the Periods ended September 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                    2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 5,784,786    $ 2,542,078

INVESTMENTS IN REAL ESTATE:
  Land                                            5,122,734      4,884,230
  Buildings and Equipment                         9,747,434      8,582,313
  Accumulated Depreciation                       (1,247,156)      (948,896)
                                                 -----------    -----------
                                                 13,623,012     12,517,647
  Real Estate Held for Sale                               0      4,280,251
                                                 -----------    -----------
      Net Investments in Real Estate             13,623,012     16,797,898
                                                 -----------    -----------
           Total  Assets                        $19,407,798    $19,339,976
                                                 ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    11,227    $    48,337
  Distributions Payable                             379,475        378,290
  Unearned Rent                                      16,519         15,017
                                                 -----------    -----------
      Total Current Liabilities                     407,221        441,644
                                                 -----------    -----------
MEMBERS' EQUITY:
  Managing Members                                    8,348          5,409
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,610 and 24,625 Units outstanding in
   2007 and 2006, respectively                   18,992,229     18,892,923
                                                 -----------    -----------
      Total Members' Equity                      19,000,577     18,898,332
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $19,407,798    $19,339,976
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                9/30/07      9/30/06    9/30/07      9/30/06

RENTAL INCOME                  $ 315,690   $ 236,900  $  933,841  $  673,630

EXPENSES:
   LLC Administration -
    Affiliates                    55,754      57,026     160,594     165,554
   LLC Administration and
    Property Management -
    Unrelated Parties              4,570       4,137      22,527      22,545
   Depreciation                  100,067      73,398     298,260     201,864
                                ---------   ---------  ----------  ----------
        Total Expenses           160,391     134,561     481,381     389,963
                                ---------   ---------  ----------  ----------

OPERATING INCOME                 155,299     102,339     452,460     283,667

OTHER INCOME:
   Interest Income                66,124      38,681      98,031      72,460
                                ---------   ---------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    221,423     141,020     550,491     356,127

Income from Discontinued
 Operations                      327,985     116,250     714,372     751,187
                                ---------   ---------  ----------  ----------
NET INCOME                     $ 549,408   $ 257,270  $1,264,863  $1,107,314
                                =========   =========  ==========  ==========
NET INCOME ALLOCATED:
   Managing Members            $  15,232   $  11,482  $   37,514  $   57,973
   Limited Members               534,176     245,788   1,227,349   1,049,341
                                ---------   ---------  ----------  ----------
                               $ 549,408   $ 257,270  $1,264,863  $1,107,314
                                =========   =========  ==========  ==========
NET INCOME PER LLC UNIT:
   Continuing Operations       $    8.73   $    5.54  $    21.69  $    14.00
   Discontinued Operations         12.98        4.42       28.17       28.54
                                ---------   ---------  ----------  ----------
        Total                  $   21.71   $    9.96  $    49.86  $    42.54
                                =========   =========  ==========  ==========
Weighted Average Units
 Outstanding                      24,610      24,669      24,615      24,669
                                =========   =========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                   2007           2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                  $ 1,264,863    $ 1,107,314

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                  298,260        342,799
     Gain on Sale of Real Estate                   (21,613)      (311,460)
     Decrease in Payable to
        AEI Fund Management, Inc.                  (37,110)       (16,132)
     Increase in Unearned Rent                       1,502         19,190
                                                -----------    -----------
             Total Adjustments                     241,039         34,397
                                                -----------    -----------
        Net Cash Provided By
           Operating Activities                  1,505,902      1,141,711
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                 (1,403,625)    (3,809,755)
     Proceeds from Sale of Real Estate           4,301,864      3,147,170
                                                -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                  2,898,239       (662,585)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                 1,185          3,123
   Distributions to Members                     (1,150,688)    (1,151,964)
   Redemption Payments                             (11,930)             0
                                                -----------    -----------
        Net Cash Used For
          Financing Activities                  (1,161,433)    (1,148,841)
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          3,242,708       (669,715)

CASH AND CASH EQUIVALENTS, beginning of period   2,542,078      1,306,097
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period       $ 5,784,786    $   636,382
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                              Managing    Limited                   Units
                              Members     Members       Total    Outstanding


BALANCE, December 31, 2005   $(20,612)  $18,833,264  $18,812,652    24,668.78

  Distributions               (34,559)   (1,117,405)  (1,151,964)

  Net Income                   57,973     1,049,341    1,107,314
                              --------   -----------  -----------  ----------
BALANCE, September 30, 2006  $  2,802   $18,765,200  $18,768,002   24,668.78
                              ========   ===========  ===========  ==========


BALANCE, December 31, 2006   $  5,409   $18,892,923  $18,898,332   24,624.78

  Distributions               (34,217)   (1,116,471)  (1,150,688)

  Redemption Payments            (358)      (11,572)     (11,930)     (15.13)

  Net Income                   37,514     1,227,349    1,264,863
                              --------   -----------  -----------  ----------
BALANCE, September 30, 2007  $  8,348   $18,992,229  $19,000,577   24,609.65
                              ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007

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

(5)  Discontinued Operations -

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

     On September 26, 2006, Tia's Maryland, LLC and Tia's Florida, LLC, the tenants of the Tia's Tex-Mex restaurants in Salisbury, Maryland and Tampa, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the companies. The tenants closed the restaurants. The primary guarantor of the Leases, Julio's Investors LLC (Julio's), continued to pay the rent and property expenses. In the first quarter of 2007, the Company and Julio's entered into an agreement whereby the Company would release Julio's from its Lease guarantee for the Salisbury property in exchange for a lump sum payment of $250,000. In the second quarter of 2007, the parties reached a similar agreement for a $257,320 payment for the Tampa property. These payments were contingent on completion of the sale of the respective properties and were received on July 30, 2007.

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

     On July 13, 2007, the Company sold the Tia's Tex-Mex restaurant in Tampa, Florida to an unrelated third party. The Company received net sale proceeds of $2,446,221, which resulted in a net gain of $62,533. At the time of sale, the cost and related accumulated depreciation was $2,563,839 and $180,151, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,383,688.

     During the first nine months of 2007, the Company distributed $15,152 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.61 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                               9/30/07      9/30/06    9/30/07      9/30/06

Rental Income                $   8,390   $ 159,434   $ 229,107   $ 617,870
Lease Settlement Income        257,320           0     507,320           0
Property Management Expenses      (258)     (3,056)    (43,668)    (37,208)
Depreciation                         0     (40,128)          0    (140,935)
Gain on Disposal of
  Real Estate                   62,533           0      21,613     311,460
                              ---------   ---------   ---------   ---------
   Income from Discontinued
    Operations               $ 327,985   $ 116,250   $ 714,372   $ 751,187
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

Results of Operations

       For the nine months ended September 30, 2007 and 2006, the Company recognized rental income from continuing operations of $933,841 and $673,630, respectively. In 2007, rental income increased due to additional rent received from three property acquisitions in 2006 and 2007 and rent increases on two properties.

       For the nine months ended September 30, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $160,594 and $165,554, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $22,527 and $22,545, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2007 and 2006, the Company recognized interest income of $98,031 and $72,460, respectively. In 2007, interest income increased mainly due to the Company having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2007, the Company recognized income from discontinued operations of $714,372, representing rental and lease settlement income less property management expenses of $692,759 and gain on disposal of real estate of $21,613. For the nine months ended September 30, 2006, the Company recognized income from discontinued operations of $751,187, representing rental income less property management expenses and depreciation of $439,727 and gain on disposal of real estate of $311,460.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On September 26, 2006, Tia's Maryland, LLC and Tia's Florida, LLC, the tenants of the Tia's Tex-Mex restaurants in Salisbury, Maryland and Tampa, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the companies. The tenants closed the restaurants. The primary guarantor of the Leases, Julio's Investors LLC (Julio's), continued to pay the rent and property expenses. In the first quarter of 2007, the Company and Julio's entered into an agreement whereby the Company would release Julio's from its Lease guarantee for the Salisbury property in exchange for a lump sum payment of $250,000. In the second quarter of 2007, the parties reached a similar agreement for a $257,320 payment for the Tampa property. These payments were contingent on completion of the sale of the respective properties and were received on July 30, 2007.

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

        On July 13, 2007, the Company sold the Tia's Tex-Mex restaurant in Tampa, Florida to an unrelated third party. The Company received net sale proceeds of $2,446,221, which resulted in a net gain of $62,533. At the time of sale, the cost and related accumulated depreciation was $2,563,839 and $180,151, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,383,688.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 2007, the Company's cash balances increased $3,242,708 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property. During the nine months ended September 30, 2006, the Company's cash balances decreased $669,715 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $1,141,711 in 2006 to $1,505,902 in 2007 as a result of an increase in total rental and interest income in 2007, which was partially offset by an increase in LLC administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2007 and 2006, the Company generated cash flow from the sale of real estate of $4,301,864 and $3,147,170, respectively. During the same periods, the Company expended $1,403,625 and $3,809,755, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2007 and 2006, the Company declared distributions of $1,150,688 and $1,151,964, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,116,471 and $1,117,405 and the Managing Members received distributions of $34,217 and $34,559 for the periods, respectively.

        During the first nine months of 2007, the Company distributed $15,152 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.61 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        On April 1, 2007, two Limited Members redeemed a total of
15.13 Units for $11,572 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During the first nine months of 2006, the Company did not acquire any Units. In prior years, two Limited
Members redeemed 162.5 Units for $137,641. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $358 in 2007.

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


Dated:  November 9, 2007      AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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