Form 10KSB
period 2007-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2008-03-28
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2007

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

The Issuer's revenues for the year ended December 31, 2007 were $827,000.

As of February 29, 2008, there were 24,534.20 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,534,200.

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

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Company purchased ten properties, including partial interests in three properties, at a total cost of $21,104,097. The balance of the subscription proceeds was applied to organization and syndication costs and working capital reserves. The properties are commercial, single tenant buildings leased under net leases.

        The Company's properties were purchased without any indebtedness. The Company will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Company may incur short-term indebtedness to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The Company may borrow to finance the refurbishing of a property.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Dick's Sporting Goods store, which had a remaining primary term of 10 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

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

       On September 21, 2006, the Company purchased an Applebee's restaurant in Fishers, Indiana for $3,002,553. The property is leased to Apple Indiana II LLC under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $216,547.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On January 19, 2007, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,934. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. Subsequent to December 31, 2007, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

        On December 6, 2007, the Company sold the KinderCare daycare center in Tinley Park, Illinois to an unrelated third party. The Company received net sale proceeds of $2,843,918, which resulted in a net gain of $1,287,670. At the time of sale, the cost and related accumulated depreciation was $1,901,845 and $345,597, respectively.

       On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,830,939, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the
35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC (Silver) for the construction of a Dick's Sporting Goods store on the site. The purchase price, including the cost of the land, will be approximately $4,000,000. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

        The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $284,466. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in June 2008. Pursuant to the development agreement, for the period from December 17, 2007 to the day that the tenant commences paying rent, Silver will pay the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2007, five tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 83% of total rental revenue in 2007. It is anticipated that, based on minimum rental payments required under the leases, Apple American Group and Sterling Jewelers Inc. will continue to contribute more than ten percent of rental revenue in 2008 and future years. KinderCare Learning Centers, Inc. and Tia's Restaurant Group will not continue to be a major tenant as the properties they leased were sold in 2007. Kona Restaurant Group, Inc. will likely not continue to be major tenant as the Company is attempting to sell the property it leases. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

         The  Company's  investment  objectives  are  to  acquire
existing  or  newly-developed commercial properties that  provide
(i) regular rental income; (ii) growth in lease income through rent escalation provisions; (iii) capital growth through appreciation in the value of properties; (iv) reduced occupancy risks as a result of long-term leases with creditworthy corporate tenants; and (v) passive income that may be offset by eligible passive losses from other investments for tax purposes. The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the Managing Members attempt to diversify the type and location of the properties.

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under net leases, classified as operating leases. The Company holds an undivided fee simple interest in the properties.

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

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2007.

                           Total Property               Annual    Annual
                  Purchase  Acquisition                 Lease    Rent Per
Property            Date      Costs        Tenant      Payment    Sq. Ft.

Jared Jewelry Store
 Pittsburgh, PA                       Sterling Jewelers
 (72.0%)          11/7/02  $2,620,893       Inc.        $240,285  $57.74

Johnny Carino's                             Kona
Restaurant                               Restaurant
 Littleton, CO    4/10/03  $2,223,755    Group, Inc.    $232,575  $35.58

Applebee's Restaurant
 Sandusky, OH
 (55.0%)          4/30/04  $1,561,271  Apple Ohio LLC   $118,867  $43.28

CarMax Auto Superstore
 Lithia Springs, GA                      CarMax Auto
 (14.0%)          3/18/05  $1,320,336 Superstores, Inc. $ 95,256  $35.36

Advance Auto Parts Store
 Middletown, OH                        Advance Stores
 (45.0%)           6/1/06  $  835,890   Company, Inc.   $ 58,647  $18.94

Applebee's Restaurant                   Apple Indiana
 Fishers, IN      9/21/06  $3,002,553      II LLC       $216,547  $42.88

Tractor Supply Company Store
 Grand Forks, ND                       Tractor Supply
 (50.0%)          1/19/07  $1,403,934     Company       $102,351  $ 9.28

Dick's Sporting Goods
 Fredericksburg, VA
 (35.0%)                               Dick's Sporting
 (land only)(1)  12/17/07  $1,830,939   Goods, Inc.        (1)

(1)  Store was under construction as of December 31, 2007.   Rent
payments will commence when construction is complete and the store opens for business, which is expected to be in June 2008.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company and/or unrelated third parties. The remaining interest in the Jared Jewelry store is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Applebee's restaurant in Sandusky, Ohio is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Advance Auto Parts store is owned by AEI Income & Growth Fund 26 LLC. The remaining interest in the Tractor Supply Company store is owned by AEI Income and Growth Fund XXII Limited Partnership. The remaining interests in the Dick's Sporting Goods store are owned by AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Dick's Sporting Goods store, which had a remaining primary term of 10 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term.

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

        At December 31, 2007, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2007, there were 713 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $49,107 and $44,413 were made to the Managing Members and $1,823,470 and $1,489,875 were made to the Limited Members in 2007 and 2006, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $350,000 and $80,000 in 2007 and 2006, respectively. In 2007 and 2006, the distribution of sale proceeds reduced the Limited Members' Adjusted Capital Contributions by $350,000 and $43,707, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities

                                                             Maximum Number
                                     Total Number of Units   of Units that May
                Total Number Average Purchased as Part of    Yet Be Purchased
                  of Units   Price   Paid Publicly Announced Under the Plans
Period           Purchased  per Unit Plans or Programs       or Programs

10/1/07 to 10/31/07  75.45  $752.42       297.08(1)               (2)

11/1/07 to 11/30/07     --       --           --                  --

12/1/07 to 12/31/07     --       --           --                  --


  (1)  The Company's repurchase plan is mandated by the Operating
       Agreement as included in the prospectus related to the original offering of the Units.

  (2) The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2007, the Company's Units were valued at $917. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2007 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

        The Company purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the years ended December 31, 2007 and 2006, the Company recognized rental income from continuing operations of $827,000 and $548,927, respectively. In 2007, rental income increased due to additional rent received from three property acquisitions in 2006 and 2007.

        For the years ended December 31, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $209,955 and $216,672, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $28,718 and $24,453, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2007 and 2006, the Company recognized interest income of $167,957 and $93,743, respectively. In 2007, interest income increased mainly due to the Company having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2007, the Company recognized income from discontinued operations of $2,282,454, representing rental and lease settlement income less property management expenses and depreciation of $973,171 and gain on disposal of real estate of $1,309,283. For the year ended December 31, 2006, the Company recognized income from discontinued operations of $1,414,068, representing rental income less property management expenses and depreciation of $839,387 and gain on disposal of real estate of $574,681.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. Subsequent to December 31, 2007, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 6, 2007, the Company sold the KinderCare daycare center in Tinley Park, Illinois to an unrelated third party. The Company received net sale proceeds of $2,843,918, which resulted in a net gain of $1,287,670. At the time of sale, the cost and related accumulated depreciation was $1,901,845 and $345,597, respectively.

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

Liquidity and Capital Resources

        During the year ended December 31, 2007, the Company's cash balances increased $4,155,531 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property. During the year ended December 31, 2006, the Company's cash balances increased $1,235,981 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,488,080 in 2006 to $1,848,101 in 2007 as a result of an
increase   in   total  income  in  2007,  a   decrease   in   LLC
administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2007 and 2006, the Company generated cash flow from the sale of real estate of $7,145,782 and $5,154,046, respectively. During the same periods, the Company expended $3,234,873 and $3,838,443, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

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

       On September 21, 2006, the Company purchased an Applebee's restaurant in Fishers, Indiana for $3,002,553. The property is leased to Apple Indiana II LLC under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $216,547.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On January 19, 2007, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,934. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

       On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,830,939, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the
35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC (Silver) for the construction of a Dick's Sporting Goods store on the site. The purchase price, including the cost of the land, will be approximately $4,000,000. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

        The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $284,466. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in June 2008. Pursuant to the development agreement, for the period from December 17, 2007 to the day that the tenant commences paying rent, Silver will pay the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

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

        For the years ended December 31, 2007 and 2006, the Company declared distributions of $1,872,577 and $1,534,288, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,823,470 and $1,489,875 and the Managing Members received distributions of $49,107 and $44,413 for the periods, respectively. In December 2007, the Company declared a special distribution of net sale proceeds of $338,384, which resulted in higher distributions in 2007 and a higher distribution payable at December 31, 2007.

        During 2007 and 2006, the Company distributed net sale proceeds of $353,535 and $80,808 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $14.26 and $3.25 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        During  2007, eight Limited Members redeemed a  total  of
90.58 Units for $68,344 in accordance with the Operating Agreement. During 2006, three Limited Members redeemed a total of 44 Units for $33,820. The Company acquired these Units using Net Cash Flow from operations. In prior years, two Limited Members redeemed 162.5 Units for $137,641. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,113 and $1,046 in 2007 and 2006, respectively.

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





                 AEI INCOME & GROWTH FUND 24 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2007 and 2006

Statements for the Years Ended December 31, 2007 and 2006:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2007 and 2006, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                      /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants


Minneapolis, Minnesota
March 24, 2008

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                   2007            2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 6,697,609     $ 2,542,078
  Receivables                                        5,318               0
                                                -----------     -----------
      Total Current Assets                       6,702,927       2,542,078
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           5,807,245       4,884,230
  Buildings and Equipment                        6,768,571       8,582,313
  Accumulated Depreciation                        (680,594)       (948,896)
                                                -----------     -----------
                                                11,895,222      12,517,647
  Real Estate Held for Sale                      1,905,292       4,280,251
                                                -----------     -----------
      Net Investments in Real Estate            13,800,514      16,797,898
                                                -----------     -----------
           Total  Assets                       $20,503,441     $19,339,976
                                                ===========     ===========


                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    52,423     $    48,337
  Distributions Payable                            717,845         378,290
  Unearned Rent                                      7,938          15,017
                                                -----------     -----------
      Total Current Liabilities                    778,206         441,644
                                                -----------     -----------
MEMBERS' EQUITY:
  Managing Members                                  13,074           5,409
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,534 and 24,625 Units outstanding in
   2007 and 2006, respectively                  19,712,161      18,892,923
                                                -----------     -----------
      Total Members' Equity                     19,725,235      18,898,332
                                                -----------     -----------
        Total Liabilities and Members' Equity  $20,503,441     $19,339,976
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2007           2006

RENTAL INCOME                                   $   827,000    $   548,927

EXPENSES:
  LLC Administration - Affiliates                   209,955        216,672
  LLC Administration and Property
     Management - Unrelated Parties                  28,718         24,453
  Depreciation                                      268,801        160,779
                                                 -----------    -----------
      Total Expenses                                507,474        401,904
                                                 -----------    -----------

OPERATING INCOME                                    319,526        147,023

OTHER INCOME:
  Interest Income                                   167,957         93,743
                                                 -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   487,483        240,766

Income from Discontinued Operations               2,282,454      1,414,068
                                                 -----------    -----------
NET INCOME                                      $ 2,769,937    $ 1,654,834
                                                 ===========    ===========
NET INCOME ALLOCATED:
  Managing Members                              $    58,885    $    71,480
  Limited Members                                 2,711,052      1,583,354
                                                 -----------    -----------
                                                $ 2,769,937    $ 1,654,834
                                                 ===========    ===========
INCOME PER LLC UNIT:
  Continuing Operations                         $     19.23    $      9.47
  Discontinued Operations                             91.00          54.74
                                                 -----------    -----------
       Total                                    $    110.23    $     64.21
                                                 ===========    ===========
Weighted  Average  Units Outstanding                 24,595         24,658
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                       2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 2,769,937   $ 1,654,834

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      395,758       431,250
     Gain on Sale of Real Estate                    (1,309,283)     (574,681)
     Increase in Receivables                            (5,318)            0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        4,086       (23,323)
     Decrease in Unearned Rent                          (7,079)            0
                                                    -----------   -----------
       Total Adjustments                              (921,836)     (166,754)
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,848,101     1,488,080
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (3,234,873)   (3,838,443)
  Proceeds from Sale of Real Estate                  7,145,782     5,154,046
                                                    -----------   -----------
       Net Cash Provided By
           Investing Activities                      3,910,909     1,315,603
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                    339,555         1,452
  Distributions to Members                          (1,872,577)   (1,534,288)
  Redemption Payments                                  (70,457)      (34,866)
                                                    -----------   -----------
       Net Cash Used For
         Financing Activities                       (1,603,479)   (1,567,702)
                                                    -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                              4,155,531     1,235,981

CASH AND CASH EQUIVALENTS, beginning of period       2,542,078     1,306,097
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 6,697,609   $ 2,542,078
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members      Total      Outstanding


BALANCE, December 31, 2005  $(20,612)  $18,833,264  $18,812,652    24,668.78

  Distributions              (44,413)   (1,489,875)  (1,534,288)

  Redemption Payments         (1,046)      (33,820)     (34,866)      (44.00)

  Net Income                  71,480     1,583,354    1,654,834
                             --------   -----------  -----------  -----------
BALANCE, December 31, 2006     5,409    18,892,923   18,898,332    24,624.78

  Distributions              (49,107)   (1,823,470)  (1,872,577)

  Redemption Payments         (2,113)      (68,344)     (70,457)      (90.58)

  Net Income                  58,885     2,711,052    2,769,937
                             --------   -----------  -----------  -----------
BALANCE, December 31, 2007  $ 13,074   $19,712,161  $19,725,235    24,534.20
                             ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     Real Estate

       The Company's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

       The Company purchases properties and records them at cost. The Company compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations.

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2007 and 2006.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2007 presentation. These reclassifications had no effect on Members' capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

(3)  Related Party Transactions -

       The Company owns a 72% interest in a Jared Jewelry store. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company. The Company owns a 55% interest in an Applebee's restaurant in Sandusky, Ohio. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company. The Company owns a 14% interest in a CarMax auto superstore. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company. The
       Company  owns  a  45%  interest in an Advance  Auto  Parts store. The remaining interest in this property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Company. The Company owns a 50% interest in a Tractor Supply Company Store. The remaining interest is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company. The Company owns a 35%
       interest in a Dick's Sporting Goods store under construction in Fredericksburg, Virginia. The remaining interests in this property are owned by AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company. The Company owned a 23% interest in a Garden Ridge retail store. The remaining interests in this property were owned by AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Company, and unrelated third parties.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Company:

                                            Total Incurred by the Company
                                           for the Years Ended December 31

                                                       2007         2006
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Company's operations,
  maintaining the Company's books and communicating
  the results of operations to the Limited Members.  $ 209,955    $ 224,842
                                                      ========     ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Company's behalf to third parties
  relating to LLC administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                    $  73,693    $  65,034
                                                      ========     ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Company.                                       $  69,578    $  65,007
                                                      ========     ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                         $ 220,669    $  37,637
                                                      ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Dick's Sporting Goods store, which had a remaining primary term of 10 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     The Company's properties are commercial, single-tenant buildings. The Jared Jewelry store was constructed and acquired in 2002. The land for the Johnny Carino's restaurant was acquired in 2002 and construction of the restaurant was completed in 2003. The Applebee's restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004. The CarMax auto superstore was constructed in 2003 and acquired in 2005. The Advance Auto Parts store was constructed in 2004 and acquired in 2006. The Applebee's restaurant in Fishers, Indiana was constructed in 1996 and acquired in 2006. The Tractor Supply Company store was constructed in 2005 and acquired in 2007. The land for the Dick's Sporting Goods store was acquired in 2007 and construction of the store will be completed in 2008. There have been no costs capitalized as improvements subsequent to the acquisition.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2007  are   as
     follows:

                                         Buildings and           Accumulated
Property                          Land     Equipment      Total  Depreciation

Jared Jewelry, Pittsburgh, PA $1,366,403  $1,254,490  $ 2,620,893  $257,172
Applebee's, Sandusky, OH         504,220   1,057,051    1,561,271   155,034
CarMax, Lithia Springs, GA       570,918     749,418    1,320,336    83,686
Advance Auto Parts,
  Middletown, OH                  91,836     744,054      835,890    47,123
Applebee's, Fishers, IN        1,204,372   1,798,181    3,002,553    92,906
Tractor Supply, Grand Forks, ND  238,557   1,165,377    1,403,934    44,673
Dick's Sporting Goods,
  Fredericksburg, VA           1,830,939           0    1,830,939         0
                               ----------  ----------  -----------  --------
                              $5,807,245  $6,768,571  $12,575,816  $680,594
                               ==========  ==========  ===========  ========

     On June 1, 2006, the Company purchased a 45% interest in an Advance Auto Parts store in Middletown, Ohio for $835,890. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $58,647.

     On September 21, 2006, the Company purchased an Applebee's restaurant in Fishers, Indiana for $3,002,553. The property is leased to Apple Indiana II LLC under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $216,547.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     On January 19, 2007, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,934. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351.

     On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,830,939, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC (Silver) for the construction of a Dick's Sporting Goods store on the site. The purchase price, including the cost of the land, will be approximately $4,000,000.

     The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $284,466. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in June 2008. Pursuant to the development agreement, for the period from December 17, 2007 to the day that the tenant commences paying rent, Silver will pay the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

     For properties owned as of December 31, 2007, the minimum future rent payments required by the leases are as follows:

                       2008           $ 1,255,529
                       2009             1,385,828
                       2010             1,388,722
                       2011             1,400,987
                       2012             1,415,580
                       Thereafter      13,408,157
                                       ----------
                                      $20,254,803
                                       ==========

     There were no contingent rents recognized in 2007 and 2006.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                      Industry          2007       2006

     Apple American Group        Restaurant     $  335,413   $  179,018
     Sterling Jewelers Inc.      Retail            240,285      240,285
     Kona Restaurant
        Group, Inc.              Restaurant        231,807      229,512
     Tia's Restaurant Group      Restaurant        229,107      465,850
     KinderCare Learning
        Centers, Inc.            Child Care        176,869      180,212
                                                 ----------   ----------
     Aggregate rent revenue of major tenants    $1,213,481   $1,294,877
                                                 ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 83%         76%
                                                 ==========   ==========

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. Subsequent to December 31, 2007, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

     On December 6, 2007, the Company sold the KinderCare daycare center in Tinley Park, Illinois to an unrelated third party. The Company received net sale proceeds of $2,843,918, which resulted in a net gain of $1,287,670. At the time of sale, the cost and related accumulated depreciation was $1,901,845 and $345,597, respectively.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(6)  Discontinued Operations - (Continued)

     During 2007 and 2006, the Company distributed net sale proceeds of $353,535 and $80,808 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $14.26 and $3.25 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                   2007         2006

     Rental Income                             $  637,783   $1,158,609
     Lease Settlement Income                      507,320            0
     Property Management Expenses                 (44,975)     (48,751)
     Depreciation                                (126,957)    (270,471)
     Gain on Disposal of Real Estate            1,309,283      574,681
                                                ----------   ----------
          Income from Discontinued Operations  $2,282,454   $1,414,068
                                                ==========   ==========

(7)  Members' Capital -

     Cash distributions of $49,107 and $44,413 were made to the Managing Members and $1,823,470 and $1,489,875 were made to the Limited Members for the years ended December 31, 2007 and 2006, respectively. The Limited Members' distributions represent $74.14 and $60.42 per LLC Unit outstanding using 24,595 and 24,658 weighted average Units in 2007 and 2006, respectively. The distributions represent $74.14 and $60.42 per Unit of Net Income in 2007 and 2006, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $350,000 and $80,000 in 2007 and 2006, respectively. In 2007 and 2006, the distribution of sale proceeds reduced the Limited Members' Adjusted Capital Contributions by $350,000 and $43,707, respectively.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(7)  Members' Capital - (Continued)

     During 2007, eight Limited Members redeemed a total of 90.58 Units for $68,344 in accordance with the Operating Agreement. During 2006, three Limited Members redeemed a total of 44 Units for $33,820. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,113 and $1,046 in 2007 and 2006, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Operating Agreement, is $989.34 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                         2007         2006

     Net Income for Financial Reporting Purposes     $2,769,937   $1,654,834

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes      88,790      106,722

     Income Accrued for Tax Purposes Over (Under)
      Income for Financial Reporting Purposes            (7,080)    (308,157)

     Property Expenses for Tax Purposes (Over) Under
      Expenses for Financial Reporting Purposes               0     (241,687)

     Amortization of Start-Up and Organization Costs          0       (2,451)

     Gain / Loss on Sale of Real Estate for Tax Purposes
      Compared to Gain / Loss for
      Financial Reporting Purposes                      (96,909)    (124,663)
                                                      -----------  ----------
           Taxable Income to Members                 $2,754,738   $1,084,598
                                                      ===========  ==========


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

 (8) Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                          2007        2006

     Members' Equity for Financial Reporting Purposes $19,725,235  $18,898,332

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                    294,021      302,140

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes               7,938       15,018

     Capitalized Start-Up Costs Under Section 195           8,697        8,697

     Amortization of Start-Up and Organization Costs      (14,697)     (14,697)

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          3,665,328    3,665,328
                                                       -----------  ----------
           Members' Equity for Tax Reporting Purposes $23,686,522  $22,874,818
                                                       ===========  ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                        2007                  2006
                               Carrying       Fair    Carrying      Fair
                                Amount        Value     Amount      Value

     Money Market Funds      $6,697,609   $6,697,609  $2,542,078  $2,542,078
                              ---------    ---------   ---------   ---------
          Total Cash and
            Cash Equivalents $6,697,609   $6,697,609  $2,542,078  $2,542,078
                              =========    =========   =========   =========


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8AT.CONTROLS AND PROCEDURES.

       (a)  Disclosure Controls and Procedures.

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 8AT.CONTROLS AND PROCEDURES. (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         (ii) Changes in Internal Control Over Financial Reporting. During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Robert P. Johnson, age 63, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2008. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 48, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2008. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2007. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2007 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2008:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2007 and 2006.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2007, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2007.

Person or Entity                                      Amount Incurred From
 Receiving                Form and Method         Inception (December 7, 2000)
Compensation              of Compensation             To December 31, 2007

AEI Securities, Inc.  Selling Commissions equal to 10%       $2,482,128
                      of proceeds, most of which were
                      reallowed to Participating Dealers.

Managing Members      Reimbursement at Cost for other        $1,200,499
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all          $  219,031
and Affiliates        Acquisition Expenses.

Managing Members      Reimbursement at Cost for all          $1,288,229
and Affiliates        Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer agency, reporting, Member relations and other administrative functions.

Managing Members      Reimbursement at Cost for all expenses $  341,283
and Affiliates        related to the disposition of the
                      Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal year.$  216,404


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                Form and Method         Inception (December 7, 2000)
Compensation              of Compensation             To December 31, 2007

Managing Members      1% of distributions of Net Proceeds    $   13,720
                      of Sale Until Limited Members have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 7% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to the extent not previously distributed.
                      10%  of  distributions of Net Proceeds
                      of  Sale thereafter.

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

     10.1 Net Lease Agreement dated September 23, 2002 between the Company and Kona Restaurant Group, Inc. relating to the Property at 10025 W San Juan Way, Littleton, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2002).

     10.2 Assignment and Assumption of Lease dated November 7, 2002 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and McKnight Road Development, LLC relating to the Property at 7381 McKnight Road, Pittsburgh, Pennsylvania (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 14, 2002).

     10.3 First Amendment to Net Lease Agreement dated April 10, 2003 between the Company and Kona Restaurant Group, Inc. relating to the Property at 10025 W. San Juan Way, Littleton, Colorado (incorporated by reference to Exhibit
     10.2 of Form 8-K filed April 23, 2003).

     10.4  Assignment  and Assumption of Lease  dated  April  30,
     2004 between the Company, AEI Net Lease Income & Growth Fund XX Limited Partnership and PRECO II CRIC LLC relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 14, 2004).

     10.5 Assignment and Assumption of Lease dated March 18, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 13, 2005).

     10.6 Purchase Agreement dated May 3, 2006 between the
     Company and Champps Operating Corporation relating to the Property at 11681 Westheimer Road, Houston, Texas
     (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12, 2006).

     10.7 Assignment and Assumption of Purchase and Sale Agreement dated May 24, 2006 between the Company, AEI Income & Growth Fund 26 LLC and AEI Fund Management, Inc. relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 14, 2006).


ITEM 13.  EXHIBITS.  (Continued)

     10.8 Assignment and Assumption of Lease dated May 31, 2006 between the Company, AEI Income & Growth Fund 26 LLC and Blue Bell Partners, LLC relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14, 2006).

     10.9 Contract of Sale dated August 17, 2006 between the Company, various other property owners and Compson Holding Corporation relating to the Property at 16778 Interstate 45 South, Conroe (Woodlands), Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 9, 2006).

     10.10 Assignment and Assumption of Purchase Agreement dated September 11, 2006 between the Company and AEI Fund Management, Inc. relating to the Property at 8310 E. 96th Street, Fishers, Indiana (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed September 26, 2006).

     10.11 Net Lease Agreement dated September 21, 2006 between the Company and Apple Indiana II LLC relating to the Property at 8310 E. 96th Street, Fishers, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 26, 2006).

     10.12 Purchase Agreement dated November 22, 2007 between the Company and the Breshears Family Trust of 1990 relating to the Property at 9460 W. 179th Street, Tinley Park, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 12, 2007).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2007 and 2006:

     Fee Category                            2007       2006

     Audit Fees                           $  14,550   $ 13,650
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  14,550   $ 13,650
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


                               AEI INCOME & GROWTH FUND 24
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 24, 2008                 By:/s/ Robert P Johnson
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                        Date


/s/Robert P Johnson  President (Principal Executive Officer)  March 24, 2008
   Robert P. Johnson and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer and Treasurer    March 24, 2008
   Patrick W. Keene  (Principal Accounting Officer)