Form 10-Q
period 2008-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2008-05-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2008

               Commission File Number:  000-49653


                   AEI INCOME & GROWTH FUND 24 LLC
      (Exact name of registrant as specified in its charter)


      State of Delaware                    41-1990952
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of principal executive offices)

                         (651) 227-7333
                 (Registrant's telephone number)

                        Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X]  Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer        Accelerated filer

     Non-accelerated filer          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No



                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX


Part I - Financial Information

 Item 1.Financial Statements:

         Balance Sheet as of March 31, 2008 and December 31, 2007

         Statements for the Three Months ended March 31, 2008 and 2007:

           Income

           Cash Flows

           Changes in Members' Equity

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
              MARCH 31, 2008 AND DECEMBER 31, 2007

                             ASSETS
                                                     2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 4,864,617    $ 6,697,609
  Receivables                                            373          5,318
                                                  -----------    -----------
      Total Current Assets                         4,864,990      6,702,927
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,819,508      5,807,245
  Buildings and Equipment                          6,768,571      6,768,571
  Construction in Progress                         1,354,923              0
  Accumulated Depreciation                          (748,280)      (680,594)
                                                  -----------    -----------
                                                  13,194,722     11,895,222
  Real Estate Held for Sale                        1,905,292      1,905,292
                                                  -----------    -----------
      Net Investments in Real Estate              15,100,014     13,800,514
                                                  -----------    -----------
           Total  Assets                         $19,965,004    $20,503,441
                                                  ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    20,071    $    52,423
  Distributions Payable                              370,282        717,845
  Unearned Rent                                       14,578          7,938
                                                  -----------    -----------
      Total Current Liabilities                      404,931        778,206
                                                  -----------    -----------
MEMBERS' EQUITY:
  Managing Members                                     8,119         13,074
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,534 Units outstanding                       19,551,954     19,712,161
                                                  -----------    -----------
      Total Members' Equity                       19,560,073     19,725,235
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $19,965,004    $20,503,441
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2008           2007

RENTAL INCOME                                    $   211,993     $   203,035

EXPENSES:
   LLC Administration - Affiliates                    54,072          49,553
   LLC Administration and Property
      Management - Unrelated Parties                  11,230          10,872
   Depreciation                                       67,686          65,722
                                                  -----------     -----------
        Total Expenses                               132,988         126,147
                                                  -----------     -----------

OPERATING INCOME                                      79,005          76,888

OTHER INCOME:
   Interest Income                                    83,874          15,410
                                                  -----------     -----------

INCOME FROM CONTINUING OPERATIONS                    162,879          92,298

Income From Discontinued Operations                   46,187         186,009
                                                  -----------     -----------
NET INCOME                                       $   209,066     $   278,307
                                                  ===========     ===========
NET INCOME ALLOCATED:
   Managing Members                              $     6,272     $     8,349
   Limited Members                                   202,794         269,958
                                                  -----------     -----------
                                                 $   209,066     $   278,307
                                                  ===========     ===========
INCOME PER LLC UNIT:
   Continuing Operations                         $      6.44     $      3.63
   Discontinued Operations                              1.83            7.33
                                                  -----------     -----------
         Total                                   $      8.27     $     10.96
                                                  ===========     ===========
Weighted  Average  Units Outstanding                  24,534          24,625
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2008          2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   209,066    $   278,307

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      67,686         98,107
     Decrease in Receivables                            4,945              0
     Decrease in Payable to
        AEI Fund Management, Inc.                     (32,352)       (42,613)
     Increase in Unearned Rent                          6,640          9,060
                                                   -----------    -----------
        Total Adjustments                              46,919         64,554
                                                   -----------    -----------
        Net Cash Provided By
            Operating Activities                      255,985        342,861
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                    (1,367,186)    (1,400,983)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (347,563)         1,666
   Distributions to Members                          (374,228)      (383,990)
                                                   -----------    -----------
        Net Cash Used For
            Financing Activities                     (721,791)      (382,324)
                                                   -----------    -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                           (1,832,992)    (1,440,446)

CASH AND CASH EQUIVALENTS, beginning of period      6,697,609      2,542,078
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 4,864,617    $ 1,101,632
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                Limited
                                                                 Member
                             Managing    Limited                 Units
                             Members     Members     Total    Outstanding


BALANCE, December 31, 2006  $  5,409  $18,892,923  $18,898,332    24,624.78

  Distributions              (11,520)    (372,470)    (383,990)

  Net Income                   8,349      269,958      278,307
                             --------  -----------  -----------   ----------
BALANCE, March 31, 2007     $  2,238  $18,790,411  $18,792,649    24,624.78
                             ========  ===========  ===========   ==========


BALANCE, December 31, 2007  $ 13,074  $19,712,161  $19,725,235    24,534.20
  Distributions              (11,227)    (363,001)    (374,228)

  Net Income                   6,272      202,794      209,066
                             --------  -----------  -----------   ----------
BALANCE, March 31, 2008     $  8,119  $19,551,954  $19,560,073    24,534.20
                             ========  ===========  ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Income & Growth Fund 24 LLC ("Company"), a Limited Liability Company, was formed on November 21, 2000 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. ("AFM"), the Managing Member. Robert
     P. Johnson, the President and sole director of AFM, serves as the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. ("AEI"), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Members' capital, net income or cash flows.


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

     On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,843,202, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. Through March 31, 2008, the Company had advanced $1,354,923 for the construction of the building. The purchase price, including the cost of the land, will be approximately $4,000,000. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

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

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At March 31, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

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



                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                2008       2007

     Rental Income                           $  48,453   $ 218,646
     Property Management Expenses               (2,266)       (252)
     Depreciation                                    0     (32,385)
                                              ---------   ---------
       Income from Discontinued Operations   $  46,187   $ 186,009
                                              =========   =========

(7)  Recently Issued Accounting Pronouncements -

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R) ("SFAS 141(R)"), Business Combinations. SFAS 141(R) requires, among other things, the expensing of acquisition-related transaction costs. Management anticipates that SFAS 141(R) will be effective for property acquisitions completed on or after January 1, 2009. Management is evaluating the effect that the adoption of SFAS 141(R) will have on the Company's results of operations, financial position, and the related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Company anticipates that for acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), Business Combinations. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2008 and 2007, the Company recognized rental income from continuing operations of $211,993 and $203,035, respectively. In 2008, rental income increased due to additional rent received from one property acquisition in 2007 and a rent increase on one property.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $54,072 and $49,553, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,230 and $10,872, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2008 and 2007, the Company recognized interest income of $83,874 and $15,410, respectively. In 2008, interest income increased due to the Company receiving interest from construction advances and having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2008, the Company recognized income from discontinued operations of $46,187, representing rental income less property management expenses. For the three months ended March 31, 2007, the Company recognized income from discontinued operations of $186,009, representing rental income less property management expenses and depreciation.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At March 31, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2008, the Company's cash balances decreased $1,832,992 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2007, the Company's cash balances decreased $1,440,446 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $342,861 in 2007 to $255,985 in 2008 as a result of a decrease in total income in 2008 and an increase in LLC administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2008 and 2007, the Company expended $1,367,186 and $1,400,983, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,843,202, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the
35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. Through March 31, 2008, the Company had advanced $1,354,923 for the construction of the building. The purchase price, including the cost of the land, will be approximately $4,000,000. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

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

        For the three months ended March 31, 2008 and 2007, the Company declared distributions of $374,228 and $383,990, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $363,001 and $372,470 and the Managing Members received distributions of $11,227 and $11,520 for the periods, respectively. In December 2007, the Company declared a special distribution of net sale proceeds of $338,384, which resulted in a higher distribution payable at December 31, 2007.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During  2007, eight Limited Members redeemed a  total  of
90.58 Units for $68,344 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, five Limited Members redeemed
206.5 Units for $171,461. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,113 in 2007.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

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

       (b)  Changes in Internal Control Over Financial Reporting.

        During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.RISK FACTORS.

       Not applicable.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.OTHER INFORMATION.

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


Dated:  May 9, 2008           AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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