Form 10-Q
period 2008-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2008-08-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (orfor such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes       No

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



                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2008 and December 31,  2007

         Statements for the Periods ended June 30, 2008 and 2007:

           Income

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T. Controls and Procedures

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk  Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
               JUNE 30, 2008 AND DECEMBER 31, 2007

                             ASSETS
                                                   2008            2007
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 4,005,593     $ 6,697,609
  Receivables                                          373           5,318
                                                -----------     -----------
      Total Current Assets                       4,005,966       6,702,927
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           6,051,701       5,807,245
  Buildings and Equipment                        8,739,760       6,768,571
  Accumulated Depreciation                        (825,822)       (680,594)
                                                -----------     -----------
                                                13,965,639      11,895,222
  Real Estate Held for Sale                      1,905,292       1,905,292
                                                -----------     -----------
      Net Investments in Real Estate            15,870,931      13,800,514
                                                -----------     -----------
           Total  Assets                       $19,876,897     $20,503,441
                                                ===========     ===========


                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    24,541     $    52,423
  Distributions Payable                            370,264         717,845
  Unearned Rent                                     33,396           7,938
  Construction Costs Payable                       159,455               0
                                                -----------     -----------
      Total Current Liabilities                    587,656         778,206
                                                -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                      (5)         13,074
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,430 and 24,534 Units outstanding in
   2008 and 2007, respectively                  19,289,246      19,712,161
                                                -----------     -----------
      Total Members' Equity                     19,289,241      19,725,235
                                                -----------     -----------
       Total Liabilities and Members' Equity   $19,876,897     $20,503,441
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                Three Months Ended          Six Months Ended
                              6/30/08       6/30/07     6/30/08       6/30/07

RENTAL INCOME                 $ 256,053   $ 207,988    $ 468,046    $ 411,023

EXPENSES:
   LLC Administration -
     Affiliates                  55,217      55,287      109,289      104,840
   LLC Administration and
     Property Management -
     Unrelated Parties            9,026       6,499       20,256       17,371
   Depreciation                  77,542      67,701      145,228      133,423
                               ---------   ---------    ---------    ---------
        Total Expenses          141,785     129,487      274,773      255,634
                               ---------   ---------    ---------    ---------

OPERATING INCOME                114,268      78,501      193,273      155,389

OTHER INCOME:
   Interest Income               41,739      16,497      125,613       31,907
                               ---------   ---------    ---------    ---------
INCOME FROM CONTINUING
   OPERATIONS                   156,007      94,998      318,886      187,296

Income from Discontinued
  Operations                     24,455     342,150       70,642      528,159
                               ---------   ---------    ---------    ---------
NET INCOME                    $ 180,462   $ 437,148    $ 389,528    $ 715,455
                               =========   =========    =========    =========
NET INCOME ALLOCATED:
   Managing Members           $   5,414   $  13,933    $  11,686    $  22,282
   Limited Members              175,048     423,215      377,842      693,173
                               ---------   ---------    ---------    ---------
                              $ 180,462   $ 437,148    $ 389,528    $ 715,455
                               =========   =========    =========    =========
 NET INCOME PER LLC UNIT:
   Continuing Operations      $    6.20   $    3.74    $   12.63    $    7.38
   Discontinued Operations          .97       13.46         2.80        20.78
                               ---------   ---------    ---------    ---------
        Total                 $    7.17   $   17.20    $   15.43    $   28.16
                               =========   =========    =========    =========
Weighted Average Units
  Outstanding                    24,430      24,610       24,482       24,617
                               =========   =========    =========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                       2008          2007
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   389,528     $   715,455

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     145,228         198,193
     Loss on Sale of Real Estate                            0          40,920
     (Increase) Decrease in Receivables                 4,945        (251,955)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (27,882)         38,175
     Increase in Unearned Rent                         25,458          34,300
                                                   -----------     -----------
        Total Adjustments                             147,749          59,633
                                                   -----------     -----------
        Net Cash Provided By
           Operating Activities                       537,277         775,088
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (2,056,190)     (1,403,625)
   Proceeds from Sale of Real Estate                        0       1,855,643
                                                   -----------     -----------
        Net Cash Provided By (Used For)
           Investing Activities                    (2,056,190)        452,018
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase  (Decrease) in Distributions Payable    (347,581)            872
    Distributions to Members                         (748,454)       (767,183)
    Redemption Payments                               (77,068)        (11,930)
                                                   -----------     -----------
        Net Cash Used For
          Financing  Activities                    (1,173,103)       (778,241)
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (2,692,016)        448,865

CASH AND CASH EQUIVALENTS, beginning of period      6,697,609       2,542,078
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $ 4,005,593     $ 2,990,943
                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
     Capitalized  Construction Costs
       Payable at Period End                      $   159,455     $         0
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members       Total     Outstanding


BALANCE, December 31, 2006  $  5,409   $18,892,923   $18,898,332    24,624.78

  Distributions              (22,713)     (744,470)     (767,183)

  Redemption Payments           (358)      (11,572)      (11,930)     (15.13)

  Net Income                  22,282       693,173       715,455
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2007      $  4,620   $18,830,054   $18,834,674   24,609.65
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2007  $ 13,074   $19,712,161   $19,725,235   24,534.20

  Distributions              (22,453)     (726,001)     (748,454)

  Redemption Payments         (2,312)      (74,756)      (77,068)    (104.00)

  Net Income                  11,686       377,842       389,528
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2008      $     (5)  $19,289,246   $19,289,241   24,430.20
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2008

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

     On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,782,295. The Company obtained title to the land in the form of an undivided fee simple interest in the 35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. At June 30, 2008, the balance due for construction costs was $159,455, which was subsequently paid to Silver. The Company's share of the total acquisition costs, including the cost of the land, was $4,046,584. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

     The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $284,466. Pursuant to the Lease, the tenant commenced paying rent on May 8, 2008. Pursuant to the development agreement, for the period from December 17, 2007 through May 7, 2008, Silver paid the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

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

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At June 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the first six months of 2007, the Company distributed net sale proceeds of $15,152 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.61 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended          Six Months Ended
                               6/30/08     6/30/07      6/30/08      6/30/07

 Rental Income                $  29,072   $ 209,199    $ 77,525     $ 427,845
 Lease Settlement Income              0     250,000           0       250,000
 Property Management Expenses    (4,617)    (43,744)     (6,883)      (43,996)
 Depreciation                         0     (32,385)          0       (64,770)
 Loss on Disposal of Real Estate      0     (40,920)          0       (40,920)
                               ---------   ---------    ---------    ---------
 Income from Discontinued
   Operations                 $  24,455   $ 342,150    $ 70,642     $ 528,159
                               =========   =========    =========    =========

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

Results of Operations

        For the six months ended June 30, 2008 and 2007, the Company recognized rental income from continuing operations of $468,046 and $411,023, respectively. In 2008, rental income increased due to additional rent received from two property acquisitions in 2007 and 2008 and a rent increase on one property.

        For the six months ended June 30, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $109,289 and $104,840, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $20,256 and $17,371, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2008 and 2007, the Company recognized interest income of $125,613 and $31,907, respectively. In 2008, interest income increased due to the Company receiving interest from construction advances and having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2008, the Company recognized income from discontinued operations of $70,642, representing rental income less property management expenses. For the six months ended June 30, 2007, the Company recognized income from discontinued operations of $528,159, representing rental and lease settlement income less property management expenses of $569,079, which was partially offset by a loss on disposal of real estate of $40,920.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At June 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the six months ended June 30, 2008, the Company's cash balances decreased $2,692,016 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2007, the Company's cash balances increased $448,865 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $775,088 in 2007 to $537,277 in 2008 as a result of a decrease in total income in 2008, which was partially offset by a decrease in LLC administration and property management expenses in 2008 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2007, the Company generated cash flow from the sale of real estate of $1,855,643. During the six months ended June 30, 2008 and 2007, the Company expended $2,056,190 and $1,403,625, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

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

       On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,782,295. The Company obtained title to the land in the form of an undivided fee simple interest in the 35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. At June 30, 2008, the balance due for construction costs was $159,455, which was subsequently paid to Silver. The Company's share of the total acquisition costs, including the cost of the land, was $4,046,584. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

        The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $284,466. Pursuant to the Lease, the tenant commenced paying rent on May 8, 2008. Pursuant to the development agreement, for the period from December 17, 2007 through May 7, 2008, Silver paid the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Members on a semi-annual basis.

        For the six months ended June 30, 2008 and 2007, the Company declared distributions of $748,454 and $767,183, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $726,001 and $744,470 and the Managing Members received distributions of $22,453 and $22,713 for the periods, respectively. In December 2007, the Company declared a special distribution of net sale proceeds of $338,384, which resulted in a higher distribution payable at December 31, 2007.

         During the first six months of 2007, the Company distributed net sale proceeds of $15,152 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.61 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        On April 1, 2008, three Limited Members redeemed a total of 104 Units for $74,756 in accordance with the Operating Agreement. On April 1, 2007, two Limited Members redeemed a total of 15.13 Units for $11,572. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of five Limited Members redeemed 206.5 Units for $171,461. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,312 and $358 in 2008 and 2007, respectively.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

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

ITEM 1. LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A. RISK FACTORS.

       Not applicable.


                   PART II - OTHER INFORMATION
                           (Continued)

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

      Small Business Issuer Purchases of Equity Securities
                                                               Maximum Number
                                                               of Units that
                                       Total  Number of Units  May Yet Be
                Total  Number  Average  Purchased  as Part of  Purchased Under
                 of  Units   Price Paid  Publicly Announced    the Plans or
    Period       Purchased    per Unit   Plans or Programs     Programs

4/1/08 to 4/30/08   104.00    $718.80            401.08 (1)         (2)

5/1/08 to 5/31/08       --         --                --             --

6/1/08 to 6/30/08       --         --                --             --

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION.

      None.

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


Dated:  August 8, 2008        AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member




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