Form 10-Q
period 2008-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2008-11-13
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2008

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



                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of September 30, 2008 and December 31, 2007

         Statements for the Periods ended September 30, 2008 and 2007:

           Income

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk  Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                    2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 3,701,063    $ 6,697,609
  Receivables                                         9,676          5,318
                                                 -----------    -----------
      Total Current Assets                        3,710,739      6,702,927
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            6,051,782      5,807,245
  Buildings and Equipment                         8,739,837      6,768,571
  Accumulated Depreciation                         (913,221)      (680,594)
                                                 -----------    -----------
                                                 13,878,398     11,895,222
  Real Estate Held for Sale                       1,905,292      1,905,292
                                                 -----------    -----------
      Net Investments in Real Estate             15,783,690     13,800,514
                                                 -----------    -----------
           Total  Assets                        $19,494,429    $20,503,441
                                                 ===========    ===========


                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    11,242    $    52,423
  Distributions Payable                             368,182        717,845
  Unearned Rent                                      13,420          7,938
                                                 -----------    -----------
      Total Current Liabilities                     392,844        778,206
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                   (3,615)        13,074
  Limited Members, $1,000 per Unit;
    50,000 Units authorized; 24,831 Units issued;
    24,430 and 24,534 Units outstanding in
    2008 and 2007, respectively                  19,105,200     19,712,161
                                                 -----------    -----------
      Total Members' Equity                      19,101,585     19,725,235
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $19,494,429    $20,503,441
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                 Three Months Ended      Nine Months Ended
                                9/30/08      9/30/07    9/30/08     9/30/07

RENTAL INCOME                  $  286,382   $  207,988  $  754,428 $  619,011

EXPENSES:
   LLC Administration - Affiliates 53,629       55,754     162,918    160,594
   LLC Administration and Property
    Management - Unrelated Parties  7,214        3,859      27,470     21,230
   Depreciation                    87,399       67,682     232,627    201,105
                                ----------   ----------  ---------- ----------
        Total Expenses            148,242      127,295     423,015    382,929
                                ----------   ----------  ---------- ----------

OPERATING INCOME                  138,140       80,693     331,413    236,082

OTHER INCOME:
   Interest Income                 17,601       66,124     143,214     98,031
                                ----------   ----------  ---------- ----------
INCOME FROM CONTINUING
   OPERATIONS                     155,741      146,817     474,627    334,113

Income from Discontinued
  Operations                       28,747      402,591      99,389    930,750
                                ----------   ----------  ---------- ----------
NET INCOME                     $  184,488   $  549,408  $  574,016 $1,264,863
                                ==========   ==========  ========== ==========
NET INCOME ALLOCATED:
   Managing Members            $    5,534   $   15,232  $   17,220 $   37,514
   Limited Members                178,954      534,176     556,796  1,227,349
                                ----------   ----------  ---------- ----------
                               $  184,488   $  549,408  $  574,016 $1,264,863
                                ==========   ==========  ========== ==========
NET INCOME PER LLC UNIT:
   Continuing Operations       $     6.19   $     5.79  $    18.82 $    13.17
   Discontinued Operations           1.14        15.92        3.94      36.69
                                ----------   ----------  ---------- ----------
        Total                  $     7.33   $    21.71  $    22.76 $    49.86
                                ==========   ==========  ========== ==========
Weighted Average Units
  Outstanding                      24,430       24,610      24,465     24,615
                                ==========   ==========  ========== ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                      2008           2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   574,016    $ 1,264,863

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     232,627        298,260
     Gain on Sale of Real Estate                            0        (21,613)
     Increase in Receivables                           (4,358)             0
     Decrease in Payable to
        AEI Fund Management, Inc.                     (41,181)       (37,110)
     Increase in Unearned Rent                          5,482          1,502
                                                   -----------    -----------
             Total Adjustments                        192,570        241,039
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       766,586      1,505,902
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (2,215,803)    (1,403,625)
   Proceeds from Sale of Real Estate                        0      4,301,864
                                                   -----------    -----------
        Net Cash Provided By (Used For)
          Investing Activities                     (2,215,803)     2,898,239
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase  (Decrease) in Distributions Payable    (349,663)         1,185
    Distributions to Members                       (1,120,598)    (1,150,688)
    Redemption Payments                               (77,068)       (11,930)
                                                   -----------    -----------
        Net Cash Used For
          Financing Activities                     (1,547,329)    (1,161,433)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                          (2,996,546)     3,242,708

CASH AND CASH EQUIVALENTS, beginning of period      6,697,609      2,542,078
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 3,701,063    $ 5,784,786
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2006  $  5,409   $18,892,923  $18,898,332    24,624.78

  Distributions              (34,217)   (1,116,471)  (1,150,688)

  Redemption Payments           (358)      (11,572)     (11,930)      (15.13)

  Net Income                  37,514     1,227,349    1,264,863
                             --------   -----------  -----------   ----------
BALANCE, September 30, 2007 $  8,348   $18,992,229  $19,000,577    24,609.65
                             ========   ===========  ===========   ==========


BALANCE, December 31, 2007  $ 13,074   $19,712,161  $19,725,235    24,534.20

  Distributions              (31,597)   (1,089,001)  (1,120,598)

  Redemption Payments         (2,312)      (74,756)     (77,068)     (104.00)

  Net Income                  17,220       556,796      574,016
                             --------   -----------  -----------   ----------
BALANCE, September 30, 2008 $( 3,615)  $19,105,200  $19,101,585    24,430.20
                             ========   ===========  ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008

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


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On January 19, 2007, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,934. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

     On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,782,295. The Company obtained title to the land in the form of an undivided fee simple interest in the 35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. The Company's share of the total acquisition costs, including the cost of the land, was $4,046,742. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

     The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $284,466 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on May 8, 2008. Pursuant to the development agreement, for the period from December 17, 2007 through May 7, 2008, Silver paid the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

     Subsequent to September 30, 2008, the Company purchased a 45% interest in a Fresenius Medical Center in Shreveport, Louisiana for approximately $1,096,000. The property is leased to Bio-Medical Applications of Louisiana, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 9.8 years and initial annual rent of $83,880 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

     Subsequent to September 30, 2008, the Company purchased a 34% interest in a Best Buy store in Lake Geneva, Wisconsin for approximately $2,052,000. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10.3 years and initial annual rent of $148,699 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 27 LLC, affiliates of the Company.


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

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At September 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

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

     During the first nine months of 2008 and 2007, the Company distributed net sale proceeds of $101,010 and $15,152 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $4.14 and $0.61 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                  Three Months Ended       Nine Months Ended
                                 9/30/08     9/30/07    9/30/08     9/30/07

 Rental Income                $  29,072   $ 116,092    $ 106,597   $ 543,937
 Lease Settlement Income              0     257,320            0     507,320
 Property Management Expenses      (325)       (969)      (7,208)    (44,965)
 Depreciation                         0     (32,385)           0     (97,155)
 Gain on Disposal of Real Estate      0      62,533            0      21,613
                               ---------   ---------    ---------   ---------
 Income from Discontinued
   Operations                 $  28,747   $ 402,591    $  99,389   $ 930,750
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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Recently Issued Accounting Pronouncements - (Continued)

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. When testing for recoverability of properties under SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value. Management is evaluating the effect that the adoption of SFAS 157 will have on the Company's results of operations, financial position, and the related disclosures.

ITEM  2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
         CONDITION  AND RESULTS OF OPERATIONS.

        This section contains "forward looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements, should be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

Results of Operations

       For the nine months ended September 30, 2008 and 2007, the Company recognized rental income from continuing operations of $754,428 and $619,011, respectively. In 2008, rental income increased due to additional rent received from two property
acquisitions  in  2007  and  2008  and  rent  increases  on   two
properties.

       For the nine months ended September 30, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $162,918 and $160,594, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $27,470 and $21,230, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2008 and 2007, the Company recognized interest income of $143,214 and $98,031, respectively. In 2008, interest income increased due to the Company receiving interest from construction advances and having more money invested in a money market account due to property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2008, the Company recognized income from discontinued operations of $99,389, representing rental income less property management expenses. For the nine months ended September 30, 2007, the Company recognized income from discontinued operations of $930,750, representing rental and lease settlement income less property management expenses and depreciation of $909,137 and gain on disposal of real estate of $21,613.

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

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At September 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2008, the Company's cash balances decreased $2,996,546 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the nine months ended September 30, 2007, the Company's cash balances increased $3,242,708 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property.

        Net cash provided by operating activities decreased from $1,505,902 in 2007 to $766,586 in 2008 as a result of a decrease in total income in 2008 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2008.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2007, the Company generated cash flow from the sale of real estate of $4,301,864. During the nine months ended September 30, 2008 and 2007, the Company expended $2,215,803 and $1,403,625, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

        On January 19, 2007, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,934. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,782,295. The Company obtained title to the land in the form of an undivided fee simple interest in the 35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. The Company's share of the total acquisition costs, including the cost of the land, was $4,046,742. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

        The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $284,466 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on May 8, 2008. Pursuant to the development agreement, for the period from December 17, 2007 through May 7, 2008, Silver paid the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

        Subsequent to September 30, 2008, the Company purchased a 45% interest in a Fresenius Medical Center in Shreveport, Louisiana for approximately $1,096,000. The property is leased to Bio-Medical Applications of Louisiana, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 9.8 years and initial annual rent of $83,880 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

        Subsequent to September 30, 2008, the Company purchased a 34% interest in a Best Buy store in Lake Geneva, Wisconsin for approximately $2,052,000. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10.3 years and initial annual rent of $148,699 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 27 LLC, affiliates of the Company.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2008 and 2007, the Company declared distributions of $1,120,598 and $1,150,688, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,089,001 and $1,116,471 and the Managing Members received distributions of $31,597 and $34,217 for the periods, respectively. In December 2007, the Company declared a special distribution of net sale proceeds of $338,384, which resulted in a higher distribution payable at December 31, 2007.

       During the first nine months of 2008 and 2007, the Company distributed net sale proceeds of $101,010 and $15,152 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $4.14 and $0.61 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 1A.RISK FACTORS.

       Not applicable.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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


Dated:  November 7, 2008      AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: ROBERT P JOHNSON
                                  ROBERT P JOHNSON
                                  President
                                  (Principal Executive Officer)



                              By: PATRICK W KEENE
                                  PATRICK W KEENE
                                  Chief Financial Officer
                                  (Principal Accounting Officer)