Form 10-K
period 2008-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2009-03-30
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:
   Title of each class       Name of each exchange on which registered
         None                             None

Securities registered pursuant to Section 12(g) of the Act:
                   Limited Liability Company Units
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes   No [X]

Indicate by check mark if the registrant is not required to  file reports pursuant to Section 13 or Section 15(d) of the
Exchange Act.  Yes   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer           Accelerated filer
   Non-accelerated  filer            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).  Yes     No [X]

As of June 30, 2008, there were 24,430.20 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,430,200.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I

ITEM 1.   BUSINESS.

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

ITEM 1.   BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

        As of December 31, 2005, the Company owned interests in nine properties with a total original cost of $19,224,432, including acquisition expenses. During the years ended December 31, 2006 and 2007, the Company sold five property interests and received net sale proceeds of $5,154,046 and $7,145,782, which resulted in net gains of $574,681 and $1,309,283, respectively. During the last three years, the Company purchased additional property with property sales proceeds. Two properties were purchased  in  2006  for  $3,838,443  and  four  properties  were purchased  in  2007  and  2008  for  $3,234,873  and  $5,418,924,
respectively. As of December 31, 2008, the Company owned interests in ten properties with a total original cost of $20,218,495, including acquisition expenses.

        On September 26, 2006, Tia's Maryland, LLC and Tia's Florida, LLC, the tenants of the Tia's Tex-Mex restaurants in Salisbury, Maryland and Tampa, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the companies. The tenants closed the restaurants. The primary guarantor of the Leases, Julio's Investors LLC (Julio's), continued to pay the rent and property expenses. In the first quarter of 2007, the Company and Julio's entered into an agreement whereby the Company would release Julio's from its Lease guarantee for the Salisbury property in exchange for a lump sum payment of $250,000. In the second quarter of 2007, the parties reached a similar agreement for a $257,320 payment for the Tampa property. These payments were contingent on completion of the sale of the respective properties and were received on July 30, 2007. The properties were sold in June and July 2007.

Major Tenants

        During 2008, four tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 74% of total rental revenue in 2008. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2009 and future years. However, Kona Restaurant Group, Inc. will not continue to be major tenant as the Company is attempting to sell the property it leases. In addition, it is anticipated that Best Buy Stores, L.P. will contribute more than ten percent of rental revenue in 2009 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.


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

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

       Not required for a smaller reporting company.

ITEM 2.   PROPERTIES.

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2008.

                         Total Property                Annual
                Purchase   Acquisition                 Lease     Annual Rent
Property          Date       Costs      Tenant         Payment   Per Sq. Ft.

Jared Jewelry Store
 Pittsburgh, PA                      Sterling Jewelers
 (72%)          11/7/02   $2,620,893      Inc.         $264,313    $63.51

Johnny Carino's Restaurant           Kona Restaurant
  Littleton, CO 4/10/03   $2,223,755   Group, Inc.     $116,288    $17.79

Applebee's Restaurant
 Sandusky, OH
 (55%)          4/30/04   $1,561,271 Apple Ohio LLC    $127,782    $46.53

CarMax Auto Superstore
 Lithia Springs, GA                    CarMax Auto
 (14%)          3/18/05   $1,320,336 Superstores, Inc. $102,400    $38.01

Advance Auto Parts Store
 Middletown, OH                       Advance Stores
 (45%)           6/1/06   $  835,890  Company, Inc.    $ 58,647    $18.94

Applebee's Restaurant                Apple Indiana
 Fishers, IN    9/21/06   $3,002,553    II LLC         $216,547    $42.88

Tractor Supply Company Store
 Grand Forks, ND                     Tractor Supply
 (50%)          1/19/07   $1,403,934    Company        $102,351    $ 9.28

Dick's Sporting Goods Store
 Fredericksburg, VA                  Dick's Sporting
 (35%)           5/8/08   $4,052,921   Goods, Inc.     $284,466    $16.69

Fresenius Medical Center               Bio-Medical
 Shreveport, LA                      Applications of
 (45%)          10/2/08   $1,113,416  Louisiana, LLC   $ 83,880    $21.93

Best Buy Store
 Lake Geneva, WI                        Best Buy
 (34%)          10/6/08   $2,083,526  Stores, L.P.     $148,699    $14.40


ITEM 2.   PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company and/or unrelated third parties. The remaining interest in the Jared Jewelry store is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Applebee's restaurant in Sandusky, Ohio is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Advance Auto Parts store is owned by AEI Income & Growth Fund 26 LLC. The remaining interest in the Tractor Supply Company store is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Dick's Sporting Goods store are owned by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC. The remaining interest in the Fresenius Medical Center is owned by AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the Best Buy store are owned by AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC.

        The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term.

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

        At December 31, 2008, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
          HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2008, there were 705 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $41,366 and $49,107 were made to the Managing Members and $1,452,001 and $1,823,470 were made to the Limited Members for 2008 and 2007, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $170,000 and $350,000 in 2008 and 2007, respectively. In 2008 and 2007, the distribution of sale proceeds reduced the Limited Members' Adjusted Capital Contributions by $136,793 and $350,000, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2008, the Company did not purchase any Units.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
          HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2008, the Company's Units were valued at $916. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2008 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

ITEM 6.   SELECTED FINANCIAL DATA.

       Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2008 and 2007, the Company recognized rental income from continuing operations of $1,098,732 and $827,000, respectively. In 2008, rental income increased due to additional rent received from four property acquisitions in 2007 and 2008 and rent increases on three properties.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $243,680 and $209,955, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. These expenses were higher in 2008, when compared to 2007, mainly due to additional expenses related to property sale activities in the second half of 2008. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $31,905 and $28,718, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2008 and 2007, the Company recognized interest income of $145,095 and $167,957, respectively. In 2008, interest income decreased due to lower money market interest rates in 2008, when compared to 2007. This decrease was partially offset by additional interest received on construction advances in 2008.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2008, the Company recognized income from discontinued operations of $126,618, representing rental income less property management expenses. For the year ended December 31, 2007, the Company recognized income from discontinued operations of $2,282,454, representing rental and lease settlement income less property management expenses and depreciation of $973,171 and gain on disposal of real estate of $1,309,283.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On July 13, 2007, the Company sold the Tia's Tex-Mex restaurant in Tampa, Florida to an unrelated third party. The Company received net sale proceeds of $2,446,221, which resulted in a net gain of $62,533. At the time of sale, the cost and related accumulated depreciation was $2,563,839 and $180,151, respectively.

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At December 31, 2008 and 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

        On December 6, 2007, the Company sold the KinderCare daycare center in Tinley Park, Illinois to an unrelated third party. The Company received net sale proceeds of $2,843,918, which resulted in a net gain of $1,287,670. At the time of sale, the cost and related accumulated depreciation was $1,901,845 and $345,597, respectively.

         Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During the year ended December 31, 2008, the Company's cash balances decreased $6,177,765 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2007, the Company's cash balances increased $4,155,531 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property.

        Net cash provided by operating activities decreased from $1,848,101 in 2007 to $1,160,633 in 2008 as a result of a decrease in total income in 2008 and an increase in LLC administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2007, the Company generated cash flow from the sale of real estate of $7,145,782. During the years ended December 31, 2008 and 2007, the Company expended $5,418,924 and $3,234,873, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

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

       On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,782,295. The Company obtained title to the land in the form of an undivided fee simple interest in the 35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. The Company's share of the total acquisition costs, including the cost of the land, was $4,052,921. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

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

        On October 2, 2008, the Company purchased a 45% interest in a Fresenius Medical Center in Shreveport, Louisiana for $1,113,416. The property is leased to Bio-Medical Applications of Louisiana, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 9.8 years and initial annual rent of $83,880 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

        On October 6, 2008, the Company purchased a 34% interest in a Best Buy store in Lake Geneva, Wisconsin for $2,083,526. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10.3 years and initial annual rent of $148,699 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC, affiliates of the Company.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the years ended December 31, 2008 and 2007, the Company declared distributions of $1,493,367 and $1,872,577, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,452,001 and $1,823,470 and the Managing Members received distributions of $41,366 and $49,107 for the years, respectively. In December 2007, the Company declared a special distribution of net sale proceeds of $338,384, which resulted in higher distributions in 2007 and a higher distribution payable at December 31, 2007.

        During 2008 and 2007, the Company distributed net sale proceeds of $171,717 and $353,535 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $6.96 and $14.26 per LLC Unit, respectively.

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

       During 2008, three Limited Members redeemed a total of 104 Units for $74,756 in accordance with the Operating Agreement. During 2007, eight Limited Members redeemed a total of 90.58 Units for $68,344. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of five Limited Members redeemed 206.5 Units for $171,461. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,312 and $2,113 in 2008 and 2007, respectively.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate companies. However, the absence of mortgage financing on the Company's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate companies. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company's tenants and their cash flows. If a tenant were to default on its lease obligations, the Company's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        Historically, the Company has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2009, the Company will likely complete fewer property sales, if any, than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2009 are expected to be variable and less than recent distribution rates until such time as economic conditions allow the Company to, once again, begin selling properties at acceptable prices and generating gains for distribution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See accompanying index to financial statements.






                 AEI INCOME & GROWTH FUND 24 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2008 and 2007

Statements for the Years Ended December 31, 2008 and 2007:

     Income

     Cash Flows

     Changes in Members' Equity (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2008 and 2007, and the related statements of income, cash flows and changes in members' equity for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                          /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants

Minneapolis, Minnesota
March 26, 2009

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                      2008          2007
CURRENT ASSETS:
  Cash                                           $   519,844    $ 6,697,609
  Receivables                                              0          5,318
                                                  -----------    -----------
      Total Current Assets                           519,844      6,702,927
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,483,755      5,807,245
  Buildings and Equipment                         11,510,985      6,768,571
  Accumulated Depreciation                        (1,026,399)      (680,594)
                                                  -----------    -----------
                                                  16,968,341     11,895,222
  Real Estate Held for Sale                        1,905,292      1,905,292
                                                  -----------    -----------
      Net Investments in Real Estate              18,873,633     13,800,514
                                                  -----------    -----------
           Total  Assets                         $19,393,477    $20,503,441
                                                  ===========    ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    83,589    $    52,423
  Distributions Payable                              368,806        717,845
  Unearned Rent                                       37,227          7,938
                                                  -----------    -----------
      Total Current Liabilities                      489,622        778,206
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                    (8,132)        13,074
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,430 and 24,534 Units outstanding in
   2008 and 2007, respectively                    18,911,987     19,712,161
                                                  -----------    -----------
      Total Members' Equity                       18,903,855     19,725,235
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $19,393,477    $20,503,441
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2008          2007

RENTAL INCOME                                      $ 1,098,732   $   827,000

EXPENSES:
  LLC Administration - Affiliates                      243,680       209,955
  LLC Administration and Property
     Management - Unrelated Parties                     31,905        28,718
  Depreciation                                         345,805       268,801
                                                    -----------   -----------
      Total Expenses                                   621,390       507,474
                                                    -----------   -----------

OPERATING INCOME                                       477,342       319,526

OTHER INCOME:
  Interest Income                                      145,095       167,957
                                                    -----------   -----------

INCOME FROM CONTINUING OPERATIONS                      622,437       487,483

Income from Discontinued Operations                    126,618     2,282,454
                                                    -----------   -----------
NET INCOME                                         $   749,055   $ 2,769,937
                                                    ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                                 $    22,472   $    58,885
  Limited Members                                      726,583     2,711,052
                                                    -----------   -----------
                                                   $   749,055   $ 2,769,937
                                                    ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                            $     24.69   $     19.23
  Discontinued Operations                                 5.02         91.00
                                                    -----------   -----------
       Total                                       $     29.71   $    110.23
                                                    ===========   ===========
Weighted  Average  Units Outstanding                    24,456        24,595
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                        2008         2007

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   749,055   $ 2,769,937

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      345,805       395,758
     Gain on Sale of Real Estate                             0    (1,309,283)
     (Increase) Decrease in Receivables                  5,318        (5,318)
     Increase in Payable to
        AEI Fund Management, Inc.                       31,166         4,086
     Increase (Decrease) in Unearned Rent               29,289        (7,079)
                                                    -----------   -----------
       Total Adjustments                               411,578      (921,836)
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,160,633     1,848,101
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (5,418,924)   (3,234,873)
  Proceeds from Sale of Real Estate                          0     7,145,782
                                                    -----------   -----------
       Net Cash Provided By (Used For)
          Investing Activities                      (5,418,924)    3,910,909
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                     (1,842,406)   (1,533,022)
  Redemption Payments                                  (77,068)      (70,457)
                                                    -----------   -----------
       Net Cash Used For
         Financing Activities                       (1,919,474)   (1,603,479)
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                     (6,177,765)    4,155,531

CASH, beginning of year                              6,697,609     2,542,078
                                                    -----------   -----------
CASH, end of year                                  $   519,844   $ 6,697,609
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                    Member
                            Managing     Limited                    Units
                            Members      Members       Total     Outstanding


BALANCE, December 31, 2006 $   5,409   $18,892,923  $18,898,332   24,624.78

   Distributions Declared    (49,107)   (1,823,470)  (1,872,577)

  Redemption Payments         (2,113)      (68,344)     (70,457)     (90.58)

  Net Income                  58,885     2,711,052    2,769,937
                            ---------   -----------  -----------  ----------
BALANCE, December 31, 2007    13,074    19,712,161   19,725,235   24,534.20

   Distributions Declared    (41,366)   (1,452,001)  (1,493,367)

  Redemption Payments         (2,312)      (74,756)     (77,068)    (104.00)

  Net Income                  22,472       726,583      749,055
                            ---------   -----------  -----------  ----------
BALANCE, December 31, 2008 $  (8,132)  $18,911,987  $18,903,855   24,430.20
                            =========   ==========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(1)  Organization -

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     Cash Concentrations of Credit Risk

       The   Company's   cash  is  deposited  in  one   financial
       institution  and at times during the year  it  may  exceed
       FDIC insurance limits.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Real Estate

       The Company's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental revenue according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

       The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2008 and 2007.

     Fair Value Measurements

       Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157") defines fair value, outlines a framework for measuring fair value, details the required disclosures and was effective January 1, 2008. SFAS 157's requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

       Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Company has no assets or liabilities measured at fair value on a recurring basis that would require disclosure under this pronouncement. When testing for recoverability of properties under SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value.

     Recently Issued Accounting Pronouncements

       In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. Additionally, SFAS 141(R) requires that an acquirer must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141(R) became effective on January 1, 2009. We expect the adoption of SFAS 141(R) to have an impact on our results of operations to the extent properties are acquired in 2009 and future years. Acquisition expenses, which are currently capitalized as Investments in Real Estate, will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on operations through a reduction in depreciation expense over the estimated life of the properties.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(3)  Related Party Transactions -

     The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Jared Jewelry store (72% - AEI Private Net Lease Millennium Fund Limited Partnership); Applebee's restaurant in Sandusky, Ohio (55% - AEI Net Lease Income & Growth Fund XX Limited Partnership); CarMax auto superstore (14% - AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Advance Auto Parts store (45% - AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (50% - AEI Income & Growth Fund XXII Limited Partnership); Dick's Sporting Goods store (35% - AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical
     Center (45% - AEI Income & Growth Fund XXI Limited Partnership); and Best Buy store (34% - AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC).

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Company:

                                              Total Incurred by the Company
                                              for the Years Ended December 31

                                                          2008        2007
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Company's operations,
  maintaining the Company's books and communicating
  with the Limited Members.                             $ 245,428  $ 209,955
                                                         ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Company's behalf to third parties
  relating to LLC administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property  costs.                                      $  39,208  $  73,693
                                                         ========   ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Company.                                          $  74,643  $  69,578
                                                         ========   ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $       0  $ 220,669
                                                         ========   ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term.

     The Company's properties are commercial, single-tenant buildings. The Jared Jewelry store was constructed and acquired in 2002. The land for the Johnny Carino's restaurant was acquired in 2002 and construction of the restaurant was completed in 2003. The Applebee's restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004. The CarMax auto superstore was constructed in 2003 and acquired in 2005. The Advance Auto Parts store was constructed in 2004 and acquired in 2006. The Applebee's restaurant in Fishers, Indiana was constructed in 1996 and acquired in 2006. The Tractor Supply Company store was constructed in 2005 and acquired in 2007. The land for the Dick's Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008. The Fresenius Medical Center and the Best Buy store were constructed and acquired in 2008. There have been no costs capitalized as improvements subsequent to the acquisition.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2008  are   as
     follows:
                                       Buildings and             Accumulated
Property                       Land      Equipment     Total     Depreciation

Jared Jewelry,
 Pittsburgh, PA             $1,366,403  $ 1,254,490  $ 2,620,893  $  307,352
Applebee's, Sandusky, OH       504,220    1,057,051    1,561,271     197,316
CarMax, Lithia Springs, GA     570,918      749,418    1,320,336     113,663
Advance Auto Parts,
 Middletown, OH                 91,836      744,054      835,890      76,885
Applebee's, Fishers, IN      1,204,372    1,798,181    3,002,553     164,833
Tractor Supply, Grand Forks,ND 238,557    1,165,377    1,403,934      91,288
Dick's Sporting Goods,
 Fredericksburg, VA          2,078,645    1,974,276    4,052,921      49,357
Fresenius Medical Center,
 Shreveport, LA                 83,506    1,029,910    1,113,416      10,299
Best Buy, Lake Geneva, WI      345,298    1,738,228    2,083,526      15,406
                             ----------  -----------  -----------  ----------
                            $6,483,755  $11,510,985  $17,994,740  $1,026,399
                             ==========  ===========  ===========  ==========


     On January 19, 2007, the Company purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,934. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351 for the interest purchased.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     On December 17, 2007, the Company purchased a 35% interest in a parcel of land in Fredericksburg, Virginia for $1,782,295. The Company obtained title to the land in the form of an undivided fee simple interest in the 35% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. The Company's share of the total acquisition costs, including the cost of the land, was $4,052,921.

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

     On October 2, 2008, the Company purchased a 45% interest in a Fresenius Medical Center in Shreveport, Louisiana for $1,113,416. The property is leased to Bio-Medical Applications of Louisiana, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 9.8 years and initial annual rent of $83,880 for the interest purchased.

     On October 6, 2008, the Company purchased a 34% interest in a Best Buy store in Lake Geneva, Wisconsin for $2,083,526. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10.3 years and initial annual rent of $148,699 for the interest purchased.

     For properties owned as of December 31, 2008, the minimum future rent payments required by the leases are as follows:

                       2009           $ 1,466,609
                       2010             1,389,613
                       2011             1,399,490
                       2012             1,411,671
                       2013             1,441,690
                       Thereafter      11,767,113
                                       -----------
                                      $18,876,186
                                       ===========

     There were no contingent rents recognized in 2008 and 2007.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                           Industry          2008       2007

     Apple American Group               Restaurant    $ 336,899  $  335,413
     Sterling Jewelers Inc.             Retail          262,311     240,285
     Dick's Sporting Goods, Inc.        Retail          184,291         N/A
     Kona Restaurant Group, Inc.        Restaurant      135,669     231,807
     Tia's Restaurant Group             Restaurant          N/A     229,107
     KinderCare Learning Centers, Inc.  Child Care          N/A     176,869
                                                       ---------  ----------
     Aggregate rent revenue of major tenants          $ 919,170  $1,213,481
                                                       =========  ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                      74%         83%
                                                       =========  ==========

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


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(6)  Discontinued Operations - (Continued)

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At December 31, 2008 and 2007, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

     On December 6, 2007, the Company sold the KinderCare daycare center in Tinley Park, Illinois to an unrelated third party. The Company received net sale proceeds of $2,843,918, which resulted in a net gain of $1,287,670. At the time of sale, the cost and related accumulated depreciation was $1,901,845 and $345,597, respectively.

     During 2008 and 2007, the Company distributed net sale proceeds of $171,717 and $353,535 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $6.96 and $14.26 per LLC Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:


                                                  2008         2007

     Rental Income                             $ 135,669    $  637,783
     Lease Settlement Income                           0       507,320
     Property Management Expenses                 (9,051)      (44,975)
     Depreciation                                      0      (126,957)
     Gain on Disposal of Real Estate                   0     1,309,283
                                                ---------    ----------
       Income from Discontinued Operations     $ 126,618    $2,282,454
                                                =========    ==========



                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(7)  Members' Capital -

     For the years ended December 31, 2008 and 2007, the Company declared distributions of $1,493,367 and $1,872,577, respectively. The Limited Members received distributions of $1,452,001 and $1,823,470 and the Managing Members received distributions of $41,366 and $49,107 for the years, respectively. The Limited Members' distributions represent $59.37 and $74.14 per LLC Unit outstanding using 24,456 and 24,595 weighted average Units in 2008 and 2007, respectively. The distributions represent $26.65 and $74.14 per Unit of Net Income and $32.72 and $-0- per Unit of return of contributed capital in 2008 and 2007, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $170,000 and $350,000 in 2008 and 2007, respectively. In 2008 and 2007, the distribution of sale proceeds reduced the Limited Members' Adjusted Capital Contributions by $136,793 and $350,000, respectively.

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

     During 2008, three Limited Members redeemed a total of 104 Units for $74,756 in accordance with the Operating Agreement. During 2007, eight Limited Members redeemed a total of 90.58 Units for $68,344. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,312 and $2,113 in 2008 and 2007, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Operating Agreement, is $987.96 per original $1,000 invested.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                          2008       2007

     Net  Income for Financial Reporting Purposes     $  749,055  $2,769,937

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes     53,913      88,790

     Income Accrued for Tax Purposes Over (Under)
       Income  for  Financial  Reporting  Purposes        29,289      (7,080)

     Gain / Loss on Sale of Real Estate for Tax Purposes
      Compared to Gain / Loss for
      Financial Reporting Purposes                             0     (96,909)
                                                       ----------  ----------
           Taxable Income to Members                  $  832,257  $2,754,738
                                                       ==========  ==========


     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                            2008       2007

     Members' Equity for Financial Reporting Purposes $18,903,855  $19,725,235

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                    347,934      294,021

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes              37,227        7,938

     Syndication Costs Treated as Reduction of
       Capital  for Financial Reporting Purposes        3,659,328    3,659,328
                                                       ----------   ----------
          Members' Equity for Tax Reporting Purposes  $22,948,344  $23,686,522
                                                       ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9AT.CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9AT.CONTROLS AND PROCEDURES.  (Continued)

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          (Continued)

        Robert P. Johnson, age 64, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2009. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 49, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2009. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2008. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2008 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2009:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2008 and 2007.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2008, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2008.

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method       Inception (December 7, 2000)
Compensation               of Compensation           To December 31, 2008

AEI Securities, Inc. Selling Commissions equal to            $2,482,128
                     10% of proceeds, most of which
                     were reallowed to Participating
                     Dealers.

Managing Members     Reimbursement at Cost for other         $1,200,499
and Affiliates       Organization and Offering Costs.

Managing Members     Reimbursement at Cost for all           $  293,674
and Affiliates       Acquisition Expenses.

Managing Members     Reimbursement at Cost for all           $1,533,657
and Affiliates       Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer agency, reporting, Member relations and other administrative functions.

Managing Members     Reimbursement at Cost for all expenses   $ 341,283
and Affiliates       related to the disposition of the Fund's
                     properties.

Managing Members     3% of Net Cash Flow in any fiscal year.  $ 258,365

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method       Inception (December 7, 2000)
Compensation               of Compensation           To December 31, 2008

Managing Members     1% of distributions of Net Proceeds      $  15,437
                     of Sale until Limited Members have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions,  plus
                     (b) an amount equal to 7% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but not compounded,
                     to the extent not previously distributed.
                     10%  of  distributions of Net Proceeds
                     of  Sale thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2008 and 2007:

     Fee Category                             2008        2007

     Audit Fees                           $  16,100    $ 14,550
     Audit-Related Fees                           0           0
     Tax Fees                                     0           0
     All Other Fees                               0           0
                                           ---------    --------
          Total Fees                      $  16,100    $ 14,550
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

Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

       Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company's audit committee.
                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       (a) (1) A list of the financial statements contained herein is set forth on page 15.

       (a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

       (a) (3) The Exhibits filed in response to Item 601 of
               Regulation S-K are listed below.

    3.1 Certificate of Limited Liability Company (incorporated by reference to Exhibit 3.1 of the registrant's Registration
    Statement  on Form SB-2 filed on December 29, 2000 [File  No.
    333-52960]).

    3.2 Operating Agreement to the Prospectus (incorporated by reference to Exhibit A of the registrant's Registration
    Statement on Form 424B3 filed on June 18, 2001 [File No. 333-
    52960]).

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

    10.4 Assignment and Assumption of Lease dated April 30, 2004 between the Company, AEI Net Lease Income & Growth Fund XX Limited Partnership and PRECO II CRIC LLC relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 14,
    2004).

    10.5 Assignment and Assumption of Lease dated March 18, 2005 between the Company, AEI Income & Growth Fund XXI Limited
    Partnership, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 13,
    2005).

    10.6 Assignment and Assumption of Lease dated May 31, 2006 between the Company, AEI Income & Growth Fund 26 LLC and Blue Bell Partners, LLC relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14,
    2006).

    10.7 Net Lease Agreement dated September 21, 2006 between the Company and Apple Indiana II LLC relating to the Property at 8310 E. 96th Street, Fishers, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 26, 2006).

    10.8 Purchase Agreement dated November 22, 2007 between the Company and the Breshears Family Trust of 1990 relating to the Property at 9460 W. 179th Street, Tinley Park, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 12, 2007).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AEI INCOME & GROWTH FUND 24
                          Limited Liability Company
                          By: AEI Fund Management XXI, Inc.
                              Its Managing Member


March 26, 2009            By: /s/ Robert P Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                       Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 26, 2009
    Robert P. Johnson and Sole Director of Managing Member


/s/Patrick W Keene    Chief Financial Officer and Treasurer    March 26, 2009
   Patrick W. Keene   (Principal Accounting Officer)