Form 10-Q
period 2009-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2009-05-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (orfor such shorter period that the registrant was required to submit and post such files).
                                          Yes       No

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


                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2009 and December 31, 2008

         Statements for the Three Months ended March 31, 2009 and 2008:

           Income

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
              MARCH 31, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                       2009         2008
CURRENT ASSETS:
  Cash                                            $   449,977   $   519,844

INVESTMENTS IN REAL ESTATE:
  Land                                              6,483,755     6,483,755
  Buildings and Equipment                          11,510,985    11,510,985
  Accumulated Depreciation                         (1,140,588)   (1,026,399)
                                                   -----------   -----------
                                                   16,854,152    16,968,341
  Real Estate Held for Sale                         1,905,292     1,905,292
                                                   -----------   -----------
      Net Investments in Real Estate               18,759,444    18,873,633
                                                   -----------   -----------
           Total  Assets                          $19,209,421   $19,393,477
                                                   ===========   ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    99,753   $    83,589
  Distributions Payable                               304,899       368,806
  Unearned Rent                                        21,568        37,227
                                                   -----------   -----------
      Total Current Liabilities                       426,220       489,622
                                                   -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                    (11,348)       (8,132)
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,430 Units outstanding                        18,794,549    18,911,987
                                                   -----------   -----------
      Total Members' Equity                        18,783,201    18,903,855
                                                   -----------   -----------
         Total Liabilities and Members' Equity    $19,209,421   $19,393,477
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2009          2008

RENTAL INCOME                                     $   347,271   $   211,993

EXPENSES:
  LLC Administration - Affiliates                      55,693        54,072
  LLC Administration and Property
     Management - Unrelated Parties                    19,133        11,230
  Depreciation                                        114,189        67,686
                                                   -----------   -----------
      Total Expenses                                  189,015       132,988
                                                   -----------   -----------

OPERATING INCOME                                      158,256        79,005

OTHER INCOME:
  Interest Income                                         880        83,874
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     159,136       162,879

Income From Discontinued Operations                    29,072        46,187
                                                   -----------   -----------
NET INCOME                                        $   188,208   $   209,066
                                                   ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                                $     5,646   $     6,272
  Limited Members                                     182,562       202,794
                                                   -----------   -----------
                                                  $   188,208   $   209,066
                                                   ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                           $      6.32   $      6.44
  Discontinued Operations                                1.15          1.83
                                                   -----------   -----------
       Total                                      $      7.47   $      8.27
                                                   ===========   ===========
Weighted  Average  Units Outstanding                   24,430        24,534
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2009         2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   188,208   $   209,066

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     114,189        67,686
     Decrease in Receivables                                0         4,945
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      16,164       (32,352)
     Increase (Decrease) in Unearned Rent             (15,659)        6,640
                                                   -----------   -----------
       Total Adjustments                              114,694        46,919
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       302,902       255,985
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0    (1,367,186)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                      (372,769)     (721,791)
                                                   -----------   -----------

NET DECREASE IN CASH                                  (69,867)   (1,832,992)

CASH, beginning of period                             519,844     6,697,609
                                                   -----------   -----------
CASH, end of period                               $   449,977   $ 4,864,617
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2007  $ 13,074   $19,712,161  $19,725,235    24,534.20

  Distributions Declared     (11,227)     (363,001)    (374,228)

  Net Income                   6,272       202,794      209,066
                             --------   -----------  -----------   ----------
BALANCE, March 31, 2008     $  8,119   $19,551,954  $19,560,073    24,534.20
                             ========   ===========  ===========   ==========


BALANCE, December 31, 2008  $ (8,132)  $18,911,987  $18,903,855    24,430.20

  Distributions Declared      (8,862)     (300,000)    (308,862)

  Net Income                   5,646       182,562      188,208
                             --------   -----------  -----------   ----------
BALANCE, March 31, 2009     $(11,348)  $18,794,549  $18,783,201    24,430.20
                             ========   ===========  ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

(5)  Discontinued Operations -

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

     During the first three months of 2009, the Company distributed net sale proceeds of $20,202 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 per LLC Unit.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                 2009       2008

     Rental Income                            $  29,072   $  48,453
     Property Management Expenses                     0      (2,266)
                                               ---------   ---------
       Income from Discontinued Operations    $  29,072   $  46,187
                                               =========   =========

(6) Fair Value Measurements -

     In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February2008, the FASB issued Staff Position (FSP) No.157-2, which deferred the effective date of SFAS 157 for one year relative to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations". The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2009 and 2008, the Company recognized rental income from continuing operations of $347,271 and $211,993, respectively. In 2009, rental income increased due to additional rent received from three property acquisitions in 2008 and rent increases on three properties.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $55,693 and $54,072, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $19,133 and $11,230, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2009 and 2008, the Company recognized interest income of $880 and $83,874, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $44,102 of interest income on construction advances in 2008.

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2009, the Company recognized income from discontinued operations of $29,072, representing rental income. For the three months ended March 31, 2008, the Company recognized income from discontinued operations of $46,187, representing rental income less property management expenses.

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2009, the Company's cash balances decreased $69,867 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2008, the Company's cash balances decreased $1,832,992 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $255,985 in 2008 to $302,902 in 2009 as a result of an increase in total rental and interest income in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2009.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2008, the Company expended $1,367,186 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales completed in 2007.

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

        For the three months ended March 31, 2009 and 2008, the Company declared distributions of $308,862 and $374,228, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $300,000 and $363,001 and the Managing Members received distributions of $8,862 and $11,227 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.

        During the first three months of 2009, the Company distributed net sale proceeds of $20,202 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 per LLC Unit.

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

       During 2009, the Company did not redeem any Units from the Limited Members. On April 1, 2008, three Limited Members redeemed a total of 104 Units for $74,756 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of thirteen Limited Members redeemed 297.08 Units for $239,805. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,312 in 2008.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Historically, the Company has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2009, the Company will likely complete fewer property sales than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2009 are expected to be variable and less than recent distribution rates until such time as economic conditions allow the Company to, once again, begin selling properties at acceptable prices and generating gains for distribution.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 4.   CONTROLS AND PROCEDURES.

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

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.   OTHER INFORMATION.

       None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.   EXHIBITS.

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


Dated:  May 12, 2009          AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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