Form 10-Q
period 2009-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2009-08-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                [ ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]      Accelerated filer [ ]

  Non-accelerated filer [ ]        Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange  Act).  [ ] Yes [X] No


                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2009 and December 31,  2008

         Statements for the Periods ended June 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
               JUNE 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                   2009           2008
CURRENT ASSETS:
  Cash                                        $   419,303     $   519,844

INVESTMENTS IN REAL ESTATE:
  Land                                          6,483,755       6,483,755
  Buildings and Equipment                      11,510,985      11,510,985
  Accumulated Depreciation                     (1,255,698)     (1,026,399)
                                               -----------     -----------
                                               16,739,042      16,968,341
  Real Estate Held for Sale                     1,905,292       1,905,292
                                               -----------     -----------
      Net Investments in Real Estate           18,644,334      18,873,633
                                               -----------     -----------
           Total  Assets                      $19,063,637     $19,393,477
                                               ===========     ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    57,635     $    83,589
  Distributions Payable                           309,278         368,806
  Unearned Rent                                    21,568          37,227
                                               -----------     -----------
      Total Current Liabilities                   388,481         489,622
                                               -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                (14,589)         (8,132)
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,430 Units outstanding                    18,689,745      18,911,987
                                               -----------     -----------
      Total Members' Equity                    18,675,156      18,903,855
                                               -----------     -----------
        Total Liabilities and Members' Equity $19,063,637     $19,393,477
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                              Three Months Ended        Six Months Ended
                             6/30/09      6/30/08     6/30/09      6/30/08

RENTAL INCOME              $  347,271   $  256,053  $  694,542   $  468,046

EXPENSES:
   LLC  Administration -
     Affiliates                49,166       55,217     104,859      109,289
  LLC Administration and
     Property Management  -
     Unrelated Parties         10,703        9,026      29,836       20,256
  Depreciation                115,110       77,542     229,299      145,228
                            ----------   ----------  ----------   ----------
      Total Expenses          174,979      141,785     363,994      274,773
                            ----------   ----------  ----------   ----------

OPERATING INCOME              172,292      114,268     330,548      193,273

OTHER INCOME:
  Interest Income                 718       41,739       1,598      125,613
                            ----------   ----------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                 173,010      156,007     332,146      318,886

Income from Discontinued
  Operations                   28,222       24,455      57,294       70,642
                            ----------   ----------  ----------   ----------
NET INCOME                 $  201,232   $  180,462  $  389,440   $  389,528
                            ==========   ==========  ==========   ==========
NET INCOME ALLOCATED:
  Managing Members         $    6,037   $    5,414  $   11,683   $   11,686
  Limited Members             195,195      175,048     377,757      377,842
                            ----------   ----------  ----------   ----------
                           $  201,232   $  180,462  $  389,440   $  389,528
                            ==========   ==========  ==========   ==========
 NET INCOME PER LLC UNIT:
  Continuing Operations    $     6.87   $     6.20  $    13.19   $    12.63
  Discontinued Operations        1.12          .97        2.27         2.80
                            ----------   ----------  ----------   ----------
       Total               $     7.99   $     7.17  $    15.46   $    15.43
                            ==========   ==========  ==========   ==========
Weighted Average Units
  Outstanding                  24,430       24,430      24,430       24,482
                            ==========   ==========  ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                 2009           2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   389,440    $   389,528

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                229,299        145,228
     Decrease in Receivables                           0          4,945
     Decrease in Payable to
        AEI Fund Management, Inc.                (25,954)       (27,882)
     Increase (Decrease) in Unearned Rent        (15,659)        25,458
                                              -----------    -----------
       Total Adjustments                         187,686        147,749
                                              -----------    -----------
       Net Cash Provided By
          Operating Activities                   577,126        537,277
                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                           0     (2,056,190)
                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                 (677,667)    (1,096,035)
  Redemption Payments                                  0        (77,068)
                                              -----------    -----------
       Net Cash Used For
          Financing Activities                  (677,667)    (1,173,103)
                                              -----------    -----------

NET DECREASE IN CASH                            (100,541)    (2,692,016)

CASH, beginning of period                        519,844      6,697,609
                                              -----------    -----------
CASH, end of period                          $   419,303    $ 4,005,593
                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Capitalized Construction Costs
   Payable at Period  End                    $         0    $   159,455
                                              ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2007  $ 13,074   $19,712,161   $19,725,235   24,534.20

  Distributions Declared     (22,453)     (726,001)     (748,454)

  Redemption Payments         (2,312)      (74,756)      (77,068)    (104.00)

  Net Income                  11,686       377,842       389,528
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2008      $     (5)  $19,289,246   $19,289,241   24,430.20
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2008  $ (8,132)  $18,911,987   $18,903,855   24,430.20

  Distributions Declared     (18,140)     (599,999)     (618,139)

  Net Income                  11,683       377,757       389,440
                             --------   -----------   -----------  ----------
BALANCE,  June 30, 2009     $(14,589)  $18,689,745   $18,675,156   24,430.20
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2009

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations -

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

     During the first six months of 2009, the Company distributed net sale proceeds of $20,202 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 per LLC Unit.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                                   Three Months Ended     Six Months Ended
                                  6/30/09     6/30/08    6/30/09     6/30/08

 Rental Income                    $ 29,072   $ 29,072   $ 58,144   $ 77,525
 Property Management Expenses         (850)    (4,617)      (850)    (6,883)
                                   --------   --------   --------   --------
 Income from Discontinued
  Operations                      $ 28,222   $ 24,455   $ 57,294   $ 70,642
                                   ========   ========   ========   ========

(6)  Fair Value Measurements -

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which deferred the effective date of SFAS 157 for one year relative to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Subsequent Events -

     The Company has evaluated subsequent events through August 11, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

Results of Operations

        For the six months ended June 30, 2009 and 2008, the Company recognized rental income from continuing operations of $694,542 and $468,046, respectively. In 2009, rental income increased due to additional rent received from three property acquisitions in 2008 and rent increases on three properties.

        For the six months ended June 30, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $104,859 and $109,289, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $29,836 and $20,256, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2009 and 2008, the Company recognized interest income of $1,598 and $125,613, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $67,450 of interest income on construction advances in 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2009 and 2008, the Company recognized income from discontinued operations of $57,294 and $70,642, respectively, representing rental income less property management expenses.

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2009, the Company's cash balances decreased $100,541 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2008, the Company's cash balances decreased $2,692,016 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $537,277 in 2008 to $577,126 in 2009 as a result of an increase in total rental and interest income in 2009 and a decrease in LLC administration and property management expenses in 2009, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2008, the Company expended $2,056,190 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales completed in 2007.

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

        For the six months ended June 30, 2009 and 2008, the Company declared distributions of $618,139 and $748,454, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $599,999 and $726,001 and the Managing Members received distributions of $18,140 and $22,453 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         During the first six months of 2009, the Company distributed net sale proceeds of $20,202 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 per LLC Unit.

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


Dated:  August 11, 2009       AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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