Form 10-Q
period 2009-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2009-11-12
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2009

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


                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2009 and December  31, 2008

         Statements for the Periods ended September 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                    2009          2008
CURRENT ASSETS:
  Cash                                          $   473,541    $   519,844

INVESTMENTS IN REAL ESTATE:
  Land                                            6,483,755      6,483,755
  Buildings and Equipment                        11,510,985     11,510,985
  Accumulated Depreciation                       (1,370,808)    (1,026,399)
                                                 -----------    -----------
                                                 16,623,932     16,968,341
  Real Estate Held for Sale                       1,905,292      1,905,292
                                                 -----------    -----------
      Net Investments in Real Estate             18,529,224     18,873,633
                                                 -----------    -----------
           Total  Assets                        $19,002,765    $19,393,477
                                                 ===========    ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    69,670    $    83,589
  Distributions Payable                             309,278        368,806
  Unearned Rent                                      52,963         37,227
                                                 -----------    -----------
      Total Current Liabilities                     431,911        489,622
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                  (17,719)        (8,132)
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,430 Units outstanding                      18,588,573     18,911,987
                                                 -----------    -----------
      Total Members' Equity                      18,570,854     18,903,855
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $19,002,765    $19,393,477
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                               Three Months Ended      Nine Months Ended
                              9/30/09       9/30/08    9/30/09      9/30/08

RENTAL  INCOME               $ 347,271    $ 286,382   $1,041,813   $ 754,428

EXPENSES:
  LLC Administration -
   Affiliates                   52,434       53,629      157,293     162,918
  LLC Administration and
   Property Management  -
   Unrelated Parties             3,798        7,214       33,634      27,470
  Depreciation                 115,110       87,399      344,409     232,627
                              ---------    ---------   ----------   ---------
      Total Expenses           171,342      148,242      535,336     423,015
                              ---------    ---------   ----------   ---------

OPERATING INCOME               175,929      138,140      506,477     331,413

OTHER INCOME:
  Interest Income                  752       17,601        2,350     143,214
                              ---------    ---------   ----------   ---------
INCOME FROM CONTINUING
   OPERATIONS                  176,681      155,741      508,827     474,627

Income from Discontinued
 Operations                     28,295       28,747       85,589      99,389
                              ---------    ---------   ----------   ---------
NET INCOME                   $ 204,976    $ 184,488   $  594,416   $ 574,016
                              =========    =========   ==========   =========
NET INCOME ALLOCATED:
  Managing Members           $   6,149    $   5,534   $   17,832   $  17,220
  Limited Members              198,827      178,954      576,584     556,796
                              ---------    ---------   ----------   ---------
                             $ 204,976    $ 184,488   $  594,416   $ 574,016
                              =========    =========   ==========   =========
NET INCOME PER LLC UNIT:
  Continuing Operations      $    7.02    $    6.19   $    20.20   $   18.82
  Discontinued Operations         1.12         1.14         3.40        3.94
                              ---------    ---------   ----------   ---------
       Total                 $    8.14    $    7.33   $    23.60   $   22.76
                              =========    =========   ==========   =========
Weighted Average Units
  Outstanding                   24,430       24,430       24,430      24,465
                              =========    =========   ==========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                        2009          2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   594,416   $   574,016

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      344,409       232,627
     Increase in Receivables                                 0        (4,358)
     Decrease in Payable to
        AEI Fund Management, Inc.                      (13,919)      (41,181)
     Increase in Unearned Rent                          15,736         5,482
                                                    -----------   -----------
       Total Adjustments                               346,226       192,570
                                                    -----------   -----------
       Net Cash Provided By
          Operating Activities                         940,642       766,586
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                 0    (2,215,803)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                       (986,945)   (1,470,261)
  Redemption Payments                                        0       (77,068)
                                                    -----------   -----------
       Net Cash Used For
          Financing Activities                        (986,945)   (1,547,329)
                                                    -----------   -----------

NET DECREASE IN CASH                                   (46,303)   (2,996,546)

CASH, beginning of period                              519,844     6,697,609
                                                    -----------   -----------
CASH, end of period                                $   473,541   $ 3,701,063
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2007  $ 13,074   $19,712,161  $19,725,235   24,534.20

  Distributions Declared     (31,597)   (1,089,001)  (1,120,598)

  Redemption Payments         (2,312)      (74,756)     (77,068)    (104.00)

  Net Income                  17,220       556,796      574,016
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2008 $ (3,615)  $19,105,200  $19,101,585   24,430.20
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2008  $ (8,132)  $18,911,987  $18,903,855   24,430.20

  Distributions Declared     (27,419)     (899,998)    (927,417)

  Net Income                  17,832       576,584      594,416
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2009 $(17,719)  $18,588,573  $18,570,854   24,430.20
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2009

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations -

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

     During the first nine months of 2009 and 2008, the Company distributed net sale proceeds of $20,202 and $101,010 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 and $4.09 per LLC Unit, respectively.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                              9/30/09       9/30/08    9/30/09      9/30/08

 Rental Income                $ 29,072    $ 29,072   $ 87,216    $ 106,597
 Property Management Expenses     (777)       (325)    (1,627)      (7,208)
                               --------    --------   --------    ---------
 Income from Discontinued
   Operations                 $ 28,295    $ 28,747   $ 85,589    $  99,389
                               ========    ========   ========    =========

(6)  Fair Value Measurements -

     The Company adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Subsequent Events -

     The Company has evaluated subsequent events through November 10, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

       For the nine months ended September 30, 2009 and 2008, the Company recognized rental income from continuing operations of $1,041,813 and $754,428, respectively. In 2009, rental income increased due to additional rent received from three property acquisitions in 2008 and rent increases on three properties.

       For the nine months ended September 30, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $157,293 and $162,918, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $33,634 and $27,470, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2009 and 2008, the Company recognized interest income of $2,350 and $143,214, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $67,450 of interest income on construction advances in 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2009 and 2008, the Company recognized income from discontinued operations of $85,589 and $99,389, respectively, representing rental income less property management expenses.

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company is actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from the sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,905,292.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2009, the Company's cash balances decreased $46,303 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the nine months ended September 30, 2008, the Company's cash balances decreased $2,996,546 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $766,586 in 2008 to $940,642 in 2009 as a result of an increase in total rental and interest income in 2009, a decrease in LLC administration and property management expenses in 2009 and by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2008, the Company expended $2,215,803 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales completed in 2007.


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

       For the nine months ended September 30, 2009 and 2008, the Company declared distributions of $927,417 and $1,120,598, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $899,998 and $1,089,001 and the Managing Members received distributions of $27,419 and $31,597 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the first nine months of 2009 and 2008, the Company distributed net sale proceeds of $20,202 and $101,010 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 and $4.09 per LLC Unit, respectively.

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


Dated:  November 10, 2009     AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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