Form 10-K
period 2009-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2010-03-30
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the  registrant was required to   submit  and  post   such files).
Yes [ ]  No [ ]

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

  Large accelerated filer  [ ]        Accelerated filer [ ]
  Non-accelerated filer  [ ]          Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).  Yes [ ] No [ ]

As of June 30, 2009, there were 24,430.20 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,430,200.

                  DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

                             PART I

ITEM 1.   BUSINESS.

        AEI Income & Growth Fund 24 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on November 21, 2000. The registrant is comprised of AEI Fund Management XXI, Inc. ("AFM"), as the Managing Member, Robert P. Johnson, the
President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 18, 2001. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 17, 2003 when the extended offering period expired. The Company received subscriptions for 24,831.283 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $24,831,283 and $1,000, respectively.

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

Property Activity During the Last Three Years

        As of December 31, 2006, the Company owned interests in nine properties with a total original cost of $18,043,884, including acquisition expenses. During the year ended December 31, 2007, the Company sold three property interests and received net sale proceeds of $7,145,782, which resulted in net gains of $1,309,283. During 2007 and 2008, the Company purchased four additional properties, with property sales proceeds, for $3,234,873 and $5,418,924, respectively. As of December 31, 2009, the Company owned interests in ten properties with a total original cost of $20,218,495, including acquisition expenses.

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

Major Tenants

        During 2009, three tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 59% of total rental revenue in 2009. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2010 and future years. In addition, it is anticipated that Best Buy Stores, L.P. will contribute more than ten percent of rental revenue in 2010 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.


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


ITEM 2.   PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2009.

                                                          Annual    Annual
                  Purchase  Property                      Lease     Rent Per
Property            Date      Cost         Tenant         Payment   Sq. Ft.

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

        At December 31, 2009, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2009, there were 720 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $36,697 and $41,366 were made to the Managing Members and $1,199,997 and $1,452,001 were made to the Limited Members for 2009 and 2008, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $20,000 and $170,000 in 2009 and 2008, respectively. In 2008, the distribution of sale proceeds reduced the Limited Members' Adjusted Capital Contributions by $136,793.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2009, the Company did not purchase any Units.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2009, the Company's Units were valued at $826. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2009 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the years ended December 31, 2009 and 2008, the Company recognized rental income from continuing operations of $1,389,084 and $1,098,732, respectively. In 2009, rental income increased due to additional rent received from three property acquisitions in 2008 and rent increases on three properties.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $227,687 and $243,680, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $49,637 and $31,905, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2009 and 2008, the Company recognized interest income of $3,146 and $145,095, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $67,450 of interest income on construction advances in 2008.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the years ended December 31, 2009 and 2008, the Company recognized income from discontinued operations of $114,192 and $126,618, respectively, representing rental income less property management expenses.

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company has actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from a sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term.

       In February 2010, the Company entered into an agreement to sell the Johnny Carino's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net cash proceeds of approximately $830,000 from the buyer and a Note with a principal balance of approximately $1,394,000 from Fired Up. If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At December 31, 2009 and 2008, the property was classified as Real Estate Held for Sale with a carrying value of $1,905,292.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the year ended December 31, 2009, the Company's cash balances decreased $35,253 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2008, the Company's cash balances decreased $6,177,765 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,160,633 in 2008 to $1,260,970 in 2009 as a result of an increase in total rental and interest income in 2009 and a decrease in LLC administration and property management expenses in 2009, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2008, the Company expended $5,418,924 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales completed in 2007.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the years ended December 31, 2009 and 2008, the Company declared distributions of $1,236,694 and $1,493,367, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,199,997 and $1,452,001 and the Managing Members received distributions of $36,697 and $41,366 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.

        During 2009 and 2008, the Company distributed net sale proceeds of $20,202 and $171,717 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 and $6.96 per LLC Unit, respectively.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Historically, the Company has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2010, the Company will likely complete fewer property sales than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be variable and less than pre-2009 distribution rates until such time as economic conditions allow the Company to, once again, begin selling properties at acceptable prices and generating gains for distribution.

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






                 AEI INCOME & GROWTH FUND 24 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2009 and 2008

Statements for the Years Ended December 31, 2009 and 2008:

     Income

     Cash Flows

     Changes in Members' Equity (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2009 and 2008, and the related statements of income, cash flows and changes in members' equity for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                           /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                    Certified Public Accountants

Minneapolis, Minnesota
March 29, 2010

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                        2009          2008
CURRENT ASSETS:
  Cash                                              $   484,591  $   519,844

INVESTMENTS IN REAL ESTATE:
  Land                                                6,483,755    6,483,755
  Buildings and Equipment                            11,510,985   11,510,985
  Accumulated Depreciation                           (1,485,917)  (1,026,399)
                                                     -----------  -----------
                                                     16,508,823   16,968,341
  Real Estate Held for Sale                           1,905,292    1,905,292
                                                     -----------  -----------
      Net Investments in Real Estate                 18,414,115   18,873,633
                                                     -----------  -----------
           Total  Assets                            $18,898,706  $19,393,477
                                                     ===========  ===========

                    LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $   106,931  $    83,589
  Distributions Payable                                 309,277      368,806
  Unearned Rent                                          45,757       37,227
                                                     -----------  -----------
      Total Current Liabilities                         461,965      489,622
                                                     -----------  -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                      (21,742)      (8,132)
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,430 Units outstanding                          18,458,483   18,911,987
                                                     -----------  -----------
      Total Members' Equity                          18,436,741   18,903,855
                                                     -----------  -----------
        Total Liabilities and Members' Equity       $18,898,706  $19,393,477
                                                     ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                        2009         2008

RENTAL INCOME                                       $ 1,389,084  $ 1,098,732

EXPENSES:
  LLC Administration - Affiliates                       227,687      243,680
  LLC Administration and Property
     Management - Unrelated Parties                      49,637       31,905
  Depreciation                                          459,518      345,805
                                                     -----------  -----------
      Total Expenses                                    736,842      621,390
                                                     -----------  -----------

OPERATING INCOME                                        652,242      477,342

OTHER INCOME:
  Interest Income                                         3,146      145,095
                                                     -----------  -----------

INCOME FROM CONTINUING OPERATIONS                       655,388      622,437

Income from Discontinued Operations                     114,192      126,618
                                                     -----------  -----------
NET INCOME                                          $   769,580  $   749,055
                                                     ===========  ===========
NET INCOME ALLOCATED:
  Managing Members                                  $    23,087  $    22,472
  Limited Members                                       746,493      726,583
                                                     -----------  -----------
                                                    $   769,580  $   749,055
                                                     ===========  ===========
INCOME PER LLC UNIT:
  Continuing Operations                             $     26.02  $     24.69
  Discontinued Operations                                  4.54         5.02
                                                     -----------  -----------
       Total                                        $     30.56  $     29.71
                                                     ===========  ===========
Weighted Average Units Outstanding - Basic and Diluted   24,430       24,456
                                                     ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                        2009         2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   769,580   $   749,055

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      459,518       345,805
     Decrease in Receivables                                 0         5,318
     Increase in Payable to
        AEI Fund Management, Inc.                       23,342        31,166
     Increase in Unearned Rent                           8,530        29,289
                                                    -----------   -----------
       Total Adjustments                               491,390       411,578
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,260,970     1,160,633
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                 0    (5,418,924)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions   Paid   to   Members            (1,296,223)   (1,842,406)
     Redemption Payments                                     0       (77,068)
                                                    -----------   -----------
       Net Cash Used For
         Financing Activities                       (1,296,223)   (1,919,474)
                                                    -----------   -----------

NET DECREASE IN CASH                                   (35,253)   (6,177,765)

CASH, beginning of year                                519,844     6,697,609
                                                    -----------   -----------
CASH, end of year                                  $   484,591   $   519,844
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2007  $ 13,074   $19,712,161  $19,725,235   24,534.20

   Distributions Declared    (41,366)   (1,452,001)  (1,493,367)

  Redemption Payments         (2,312)      (74,756)     (77,068)    (104.00)

  Net Income                  22,472       726,583      749,055
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2008    (8,132)   18,911,987   18,903,855   24,430.20

   Distributions Declared    (36,697)   (1,199,997)  (1,236,694)

  Net Income                  23,087       746,493      769,580
                             --------   -----------  -----------  ----------
BALANCE,  December 31, 2009 $(21,742)  $18,458,483  $18,436,741   24,430.20
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and real estate held for sale.

       The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Revenue Recognition

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Company purchases properties and records them at cost. The Company compares the carrying amount of its properties to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       Prior to January 1, 2009, the Company capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting.

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2009 and 2008.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Fair Value Measurements

       The Company adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities measured on a nonrecurring basis on
       January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

     Recently Adopted Pronouncements

       In December 2007, the Financial Accounting Standards Board issued updated guidance, which applies to all transactions or events in which an entity obtains control of one or more businesses. This guidance (i) establishes the acquisition-date fair value as the measurement
       objective   for   all  assets  acquired  and   liabilities
       assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. These provisions were adopted by the Company on January 1, 2009. The primary impact of adopting this guidance on the Company's financial statements was the requirement to expense transaction costs relating to its acquisition activities in 2009.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(3)  Related Party Transactions - (Continued)

     AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:

                                                             2009       2008

a.AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and
  properties, maintaining the Company's books, and
  communicating with the Limited Partners.  These
  amounts included $1,494 and $1,748 of expenses related to
  Discontinued Operations in 2009 and 2008, respectively. $ 229,181  $ 245,428
                                                           ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Company's behalf to third parties related to Company
  administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $602 and $7,303 of expenses related to
  Discontinued Operations in 2009 and 2008, respectively. $  50,239  $  39,208
                                                           ========   ========
c.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of properties on behalf of the Company.                 $       0  $  74,643
                                                           ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2009  are   as
     follows:
                                          Buildings and           Accumulated
Property                            Land    Equipment     Total   Depreciation

Jared Jewelry, Pittsburgh, PA  $ 1,366,403 $ 1,254,490 $ 2,620,893 $  357,532
Applebee's, Sandusky, OH           504,220   1,057,051   1,561,271    239,598
CarMax, Lithia Springs, GA         570,918     749,418   1,320,336    143,640
Advance Auto Parts, Middletown, OH  91,836     744,054     835,890    106,647
Applebee's, Fishers, IN          1,204,372   1,798,181   3,002,553    236,760
Tractor Supply, Grand Forks, ND    238,557   1,165,377   1,403,934    137,903
Dick's Sporting Goods,
 Fredericksburg, VA              2,078,645   1,974,276   4,052,921    128,328
Fresenius Medical Center,
 Shreveport,   LA                   83,506   1,029,910   1,113,416     51,495
Best Buy, Lake Geneva, WI          345,298   1,738,228   2,083,526     84,014
                                ----------  ----------  ----------  ---------
                               $ 6,483,755 $11,510,985 $17,994,740 $1,485,917
                                ==========  ==========  ==========  =========

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

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

     For properties owned as of December 31, 2009, the minimum future rent payments required by the leases are as follows:

                       2010           $ 1,408,994
                       2011             1,399,490
                       2012             1,411,671
                       2013             1,441,690
                       2014             1,479,422
                       Thereafter      10,287,691
                                       -----------
                                      $17,428,958
                                       ===========

     There were no contingent rents recognized in 2009 and 2008.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                      Industry          2009         2008

     Apple American Group         Restaurant     $ 344,328    $ 336,899
     Dick's Sporting Goods, Inc.  Retail           284,466      184,291
     Sterling Jewelers Inc.       Retail           264,313      262,311
     Kona Restaurant Group, Inc.  Restaurant           N/A      135,669
                                                  --------     --------
     Aggregate rent revenue of major tenants     $ 893,107    $ 919,170
                                                  ========     ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 59%         74%
                                                  ========     ========

(6)  Discontinued Operations -

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company has actively marketing the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from a sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term.

     In February 2010, the Company entered into an agreement to sell the Johnny Carino's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net cash proceeds of approximately $830,000 from the buyer and a Note with a principal balance of approximately $1,394,000 from Fired Up. If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At December 31, 2009 and 2008, the property was classified as Real Estate Held for Sale with a carrying value of $1,905,292.

     During 2009 and 2008, the Company distributed net sale proceeds of $20,202 and $171,717 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 and $6.96 per LLC Unit, respectively.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Discontinued Operations - (Continued)

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2009          2008

     Rental Income                             $ 116,288     $ 135,669
     Property Management Expenses                 (2,096)       (9,051)
                                                ---------     ---------
        Income from Discontinued Operations    $ 114,192     $ 126,618
                                                =========     =========

(7)  Members' Capital -

     For the years ended December 31, 2009 and 2008, the Company declared distributions of $1,236,694 and $1,493,367, respectively. The Limited Members received distributions of $1,199,997 and $1,452,001 and the Managing Members received distributions of $36,697 and $41,366 for the years, respectively. The Limited Members' distributions represent $49.12 and $59.37 per LLC Unit outstanding using 24,430 and 24,456 weighted average Units in 2009 and 2008, respectively. The distributions represent $30.56 and $26.65 per Unit of Net Income and $18.56 and $32.72 per Unit of return of contributed capital in 2009 and 2008, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $20,000 and $170,000 in 2009 and 2008, respectively. In 2008, the distribution of sale proceeds reduced the Limited Members' Adjusted Capital Contributions by $136,793.

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


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(7)  Members' Capital - (Continued)

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

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                           2009         2008

     Net  Income for Financial Reporting Purposes      $  769,580  $  749,055

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes      83,993      53,913

     Income Accrued for Tax Purposes Over
        Income  for  Financial  Reporting  Purposes         8,530      29,289
                                                        ---------   ---------
           Taxable Income to Members                   $  862,103  $  832,257
                                                        =========   =========

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                           2009        2008

     Members' Equity for Financial Reporting Purposes  $18,436,741 $18,903,855

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                     431,927     347,934

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes          45,757      37,227

     Syndication Costs Treated as Reduction of
       Capital  for Financial Reporting Purposes         3,659,32    3,659,328
                                                        ---------   ----------
      Members'  Equity for Tax Reporting Purposes      $22,573,753 $22,948,344
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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 65, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2010. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 50, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2010. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2009. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2009 fiscal year.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2010:


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2009 and 2008.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2009, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2009.

   Person or Entity                                 Amount Incurred From
     Receiving              Form and Method      Inception (December 7, 2000)
   Compensation             of Compensation          To December 31, 2009

AEI Securities, Inc.  Selling Commissions equal to 10%    $2,482,128
                      of proceeds, most of which were
                      reallowed to Participating Dealers.

Managing Members      Reimbursement at Cost for other     $1,200,499
and Affiliates        Organizaton and Offering Costs.

Managing Members      Reimbursement at Cost for all       $  293,674
and Affiliates        Acquisition Expenses.

Managing Members      Reimbursement at Cost for providing $1,762,838
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and
                      other administrative functions.

Managing Members      Reimbursement at Cost for providing $  341,283
and   Affiliates      services related to the disposition
                      of  the  Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal
                      year.                               $  294,860

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

   Person or Entity                                 Amount Incurred From
     Receiving              Form and Method      Inception (December 7, 2000)
   Compensation             of Compensation          To December 31, 2009

Managing Members      1% of distributions of Net          $   15,639
                      Proceeds of Sale until Limited
                      Members have received an amount
                      equal to (a) their Adjusted
                      Capital Contributions,  plus
                      (b) an amount equal to 7% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of distributions of
                      Net Proceeds  of  Sale thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2009 and 2008:

     Fee Category                            2009       2008

     Audit Fees                           $  16,325   $  16,100
     Audit-Related Fees                           0           0
     Tax Fees                                     0           0
     All Other Fees                               0           0
                                           --------    --------
          Total Fees                      $  16,325   $  16,100
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


                               AEI INCOME & GROWTH FUND 24
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 29, 2010                 By: /s/ ROBERT P JOHNSON
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                            Title                        Date


/s/ROBERT P JOHNSON   President (Principal Executive Officer)  March 29, 2010
    Robert P. Johnson and Sole Director of Managing Member


/s/PATRICK W KEENE    Chief Financial Officer  and  Treasurer  March 29, 2010
   Patrick W. Keene   (Principal Accounting Officer)