Form 10-Q
period 2010-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2010-05-14
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2010

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


                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2010 and December 31, 2009

         Statements for the Three Months ended March 31, 2010 and 2009:

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

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk Factors

 Item 2.  Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 5.  Other Information

 Item 6.  Exhibits

Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
              MARCH 31, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                      2010          2009
CURRENT ASSETS:
  Cash                                           $   477,330    $   484,591

INVESTMENTS IN REAL ESTATE:
  Land                                             6,483,755      6,483,755
  Buildings and Equipment                         11,510,985     11,510,985
  Accumulated Depreciation                        (1,601,027)    (1,485,917)
                                                  -----------    -----------
                                                  16,393,713     16,508,823
  Real Estate Held for Sale                        1,905,292      1,905,292
                                                  -----------    -----------
      Net Investments in Real Estate              18,299,005     18,414,115
                                                  -----------    -----------
           Total  Assets                         $18,776,335    $18,898,706
                                                  ===========    ===========

                          LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    91,867    $   106,931
  Distributions Payable                              309,278        309,277
  Unearned Rent                                       52,963         45,757
                                                  -----------    -----------
      Total Current Liabilities                      454,108        461,965
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                   (25,178)       (21,742)
  Limited Members, $1,000 per Unit;
    50,000 Units authorized; 24,831 Units issued;
    24,430 Units outstanding                      18,347,405     18,458,483
                                                  -----------    -----------
      Total Members' Equity                       18,322,227     18,436,741
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $18,776,335    $18,898,706
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2010          2009

RENTAL INCOME                                      $   347,441   $   347,271

EXPENSES:
  LLC Administration - Affiliates                       54,676        55,693
  LLC Administration and Property
     Management - Unrelated Parties                     12,607        19,133
  Depreciation                                         115,110       114,189
                                                    -----------   -----------
      Total Expenses                                   182,393       189,015
                                                    -----------   -----------

OPERATING INCOME                                       165,048       158,256

OTHER INCOME:
  Interest Income                                          824           880
                                                    -----------   -----------

INCOME FROM CONTINUING OPERATIONS                      165,872       159,136

Income From Discontinued Operations                     28,892        29,072
                                                    -----------   -----------
NET INCOME                                         $   194,764   $   188,208
                                                    ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                                 $     5,843   $     5,646
  Limited Members                                      188,921       182,562
                                                    -----------   -----------
                                                   $   194,764   $   188,208
                                                    ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                            $      6.58   $      6.32
  Discontinued Operations                                 1.15          1.15
                                                    -----------   -----------
       Total                                       $      7.73   $      7.47
                                                    ===========   ===========

Weighted Average Units Outstanding - Basic and Diluted  24,430        24,430
                                                    ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                    2010            2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   194,764    $   188,208

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   115,110        114,189
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (15,064)        16,164
     Increase (Decrease) in Unearned Rent             7,206        (15,659)
                                                 -----------    -----------
       Total Adjustments                            107,252        114,694
                                                 -----------    -----------
       Net Cash Provided By
           Operating Activities                     302,016        302,902
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                    (309,277)      (372,769)
                                                 -----------    -----------

NET DECREASE IN CASH                                 (7,261)       (69,867)

CASH, beginning of period                           484,591        519,844
                                                 -----------    -----------
CASH, end of period                             $   477,330    $   449,977
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                    Limited
                                                                     Member
                              Managing     Limited                   Units
                              Members      Members      Total     Outstanding


BALANCE, December 31, 2008   $ (8,132)   $18,911,987  $18,903,855   24,430.20

  Distributions Declared       (8,862)      (300,000)    (308,862)

  Net Income                    5,646        182,562      188,208
                              --------    -----------  -----------  ---------
BALANCE, March 31, 2009      $(11,348)   $18,794,549  $18,783,201   24,430.20
                              ========    ===========  ===========  =========


BALANCE,  December 31, 2009  $(21,742)   $18,458,483  $18,436,741   24,430.20

  Distributions Declared       (9,279)      (299,999)    (309,278)

  Net Income                    5,843        188,921      194,764
                              --------    -----------  -----------  ---------
BALANCE, March 31, 2010      $(25,178)   $18,347,405  $18,322,227   24,430.20
                              ========    ===========  ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2010

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

(3)  Payable to AEI Fund Management, Inc. -

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Discontinued Operations -

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company has actively marketed the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from a sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term.

     In February 2010, the Company entered into an agreement to sell the Johnny Carino's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net cash proceeds of approximately $830,000 from the buyer and a Note with a principal balance of approximately $1,394,000 from Fired Up. If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,905,292.

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

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                2010        2009

     Rental Income                           $  29,072    $ 29,072
     Property Management Expenses                 (180)          0
                                              ---------    --------
     Income from Discontinued Operations     $  28,892    $ 29,072
                                              =========    ========

(5)  Fair Value Measurements -

     As of March 31, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the three months ended March 31, 2010 and 2009, the Company recognized rental income of $347,441 and $347,271, respectively.

        For the three months ended March 31, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $54,676 and $55,693, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $12,607 and $19,133, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For  the three months ended March 31, 2010 and 2009,  the
Company   recognized   interest  income   of   $824   and   $880,
respectively.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2010 and 2009, the Company recognized income from discontinued operations of $28,892 and $29,072, respectively, representing rental income less property management expenses.

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the current annual rent for the property by 50% to $116,288. The Company has actively marketed the property for sale. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from a sale of the property and the Company's original cost of the property. The Note will bear interest at a 7% rate with scheduled payments over a five-year term and a balloon payment at the end of the term.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In February 2010, the Company entered into an agreement to sell the Johnny Carino's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net cash proceeds of approximately $830,000 from the buyer and a Note with a principal balance of approximately $1,394,000 from Fired Up. If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,905,292.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2010, the Company's cash balances decreased $7,261 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2009, the Company's cash balances decreased $69,867 as a result of distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $302,902 in 2009 to $302,016 in 2010 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2010.

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

        For the three months ended March 31, 2010 and 2009, the Company declared distributions of $309,278 and $308,862, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $299,999 and $300,000 and the Managing Members received distributions of $9,279 and $8,862 for the periods, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first three months of 2009, the Company distributed net sale proceeds of $20,202 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 per LLC Unit.

        The Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase
Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During 2010 and 2009, the Company did not redeem any Units from the Limited Members. In prior years, a total of 16 Limited Members redeemed 401.08 Units for $314,561. The redemptions increase the remaining Limited Member's ownership interest in the Company.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds. However, the absence of mortgage financing on the Company's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company's tenants and their cash flows. If a tenant were to default on its lease obligations, the Company's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        Historically, the Company has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2010, the Company will likely complete fewer property sales than it has in the past. Until such time as economic conditions allow the Company to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be consistent with distribution rates in 2009.

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


Dated:  May 12, 2010          AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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