Form 10-Q
period 2010-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2010-08-16
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2010

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

                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2010 and December 31,  2009

         Statements for the Periods ended June 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

  Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
               JUNE 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                     2010           2009
CURRENT ASSETS:
  Cash                                           $ 1,213,727    $   484,591
  Receivables                                         11,138              0
                                                  -----------    -----------
      Total Current Assets                         1,224,865        484,591
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,483,755      6,483,755
  Buildings and Equipment                         11,510,985     11,510,985
  Accumulated Depreciation                        (1,716,137)    (1,485,917)
                                                  -----------    -----------
                                                  16,278,603     16,508,823
  Real Estate Held for Sale                                0      1,905,292
                                                  -----------    -----------
      Net Investments in Real Estate              16,278,603     18,414,115
                                                  -----------    -----------
NOTE RECEIVABLE                                    1,361,730              0
                                                  -----------    -----------
           Total  Assets                         $18,865,198    $18,898,706
                                                  ===========    ===========

                            LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    33,030    $   106,931
  Distributions Payable                              309,277        309,277
  Unearned Rent                                       24,269         45,757
                                                  -----------    -----------
      Total Current Liabilities                      366,576        461,965
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                     1,548        (21,742)
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,430 Units outstanding                       18,497,074     18,458,483
                                                  -----------    -----------
      Total Members' Equity                       18,498,622     18,436,741
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $18,865,198    $18,898,706
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                 Three Months Ended      Six Months Ended
                                 6/30/10    6/30/09      6/30/10     6/30/09

RENTAL INCOME                 $  349,918   $  347,271  $  697,359  $  694,542

EXPENSES:
   LLC  Administration -
     Affiliates                   53,971       49,166     108,647     104,859
  LLC Administration and Property
      Management  -
      Unrelated Parties           13,269       10,703      25,876      29,836
  Depreciation                   115,110      115,110     230,220     229,299
                               ----------   ----------  ----------  ----------
      Total Expenses             182,350      174,979     364,743     363,994
                               ----------   ----------  ----------  ----------

OPERATING INCOME                 167,568      172,292     332,616     330,548

OTHER INCOME:
  Interest Income                 12,830          718      13,654       1,598
                               ----------   ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    180,398      173,010     346,270     332,146

Income from Discontinued
  Operations                     305,274       28,222     334,166      57,294
                               ----------   ----------  ----------  ----------
NET INCOME                    $  485,672   $  201,232  $  680,436  $  389,440
                               ==========   ==========  ==========  ==========
NET INCOME ALLOCATED:
  Managing Members            $   36,003   $    6,037  $   41,846  $   11,683
  Limited Members                449,669      195,195     638,590     377,757
                               ----------   ----------  ----------  ----------
                              $  485,672   $  201,232  $  680,436  $  389,440
                               ==========   ==========  ==========  ==========
 NET INCOME PER LLC UNIT:
  Continuing Operations       $     7.16   $     6.87  $    13.75  $    13.19
  Discontinued Operations          11.25         1.12       12.39        2.27
                               ----------   ----------  ----------  ----------
       Total                  $    18.41   $     7.99  $    26.14  $    15.46
                               ==========   ==========  ==========  ==========
Weighted Average Units Outstanding -
  Basic and Diluted               24,430       24,430      24,430      24,430
                               ==========   ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                        2010         2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   680,436  $   389,440

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      230,220      229,299
     Loss on Sale of Real Estate                     1,071,661            0
     Increase in Receivables                           (11,138)           0
     Increase in Note Receivable                    (1,361,730)           0
     Decrease in Payable to
        AEI Fund Management, Inc.                      (73,901)     (25,954)
     Decrease in Unearned Rent                         (21,488)     (15,659)
                                                    -----------  -----------
       Total Adjustments                              (166,376)     187,686
                                                    -----------  -----------
       Net Cash Provided By
          Operating Activities                         514,060      577,126
                                                    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                    833,631            0
                                                    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                       (618,555)    (677,667)
                                                    -----------  -----------

NET INCREASE (DECREASE) IN CASH                        729,136     (100,541)

CASH, beginning of period                              484,591      519,844
                                                    -----------  -----------
CASH, end of period                                $ 1,213,727  $   419,303
                                                    ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2008 $ (8,132)  $18,911,987   $18,903,855   24,430.20

  Distributions Declared    (18,140)     (599,999)     (618,139)

  Net Income                 11,683       377,757       389,440
                            --------   -----------   -----------  ----------
BALANCE,  June 30, 2009    $(14,589)  $18,689,745   $18,675,156   24,430.20
                            ========   ===========   ===========  ==========


BALANCE, December 31, 2009 $(21,742)  $18,458,483   $18,436,741   24,430.20

  Distributions Declared    (18,556)     (599,999)     (618,555)

  Net Income                 41,846       638,590       680,436
                            --------   -----------   -----------  ----------
BALANCE, June 30, 2010     $  1,548   $18,497,074   $18,498,622   24,430.20
                            ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010

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

(3)  Investments in Real Estate -

     On July 23, 2010, the Company purchased a 31% interest in a Fresenius Medical Center in Hiram, Georgia for $717,359. The property is leased to Fresenius Medical Care-Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 11.8 years and initial annual rent of $61,369 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Company.

(4)  Note Receivable -

     On May 19, 2010, as a result of the sale of the Johnny Carino's restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease. The Note bears interest at a 7% rate. The Note requires interest only quarterly payments of $23,830 for two years and monthly payments of principal and interest of $12,242 for the next three years. A balloon payment for the outstanding principal is due on May 19, 2015.

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

     In February 2010, the Company entered into an agreement to sell the Johnny Carino's restaurant to an unrelated third party. On May 19, 2010, the sale closed with the Company receiving net proceeds of $833,631, which resulted in a net loss of $1,071,661. At the time of sale, the cost and related accumulated depreciation was $2,223,755 and $318,463, respectively. At December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,905,292. As a result of the sale, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc.

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

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                               Three Months Ended       Six Months Ended
                              6/30/10      6/30/09    6/30/10     6/30/09

 Rental Income              $    15,317  $  29,072   $    44,389   $  58,144
 Lease Settlement Income      1,361,730          0     1,361,730           0
 Property Management Expenses      (112)      (850)         (292)       (850)
 Loss on Disposal of
   Real Estate               (1,071,661)         0    (1,071,661)          0
                             -----------  ---------   -----------   ---------
 Income from Discontinued
   Operations               $   305,274  $  28,222   $   334,166   $  57,294
                             ===========  =========   ===========   =========


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Fair Value Measurements -

     As   of  June  30,  2010,  the  Company  has  no  assets  or
     liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

        The preparation of the Company's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those significant estimates related to the carrying value of real estate, the net realizable value of the note receivable and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

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

        The Company evaluates the collectability of the note receivable that it received as a lease settlement payment from a prior tenant. As part of this process, the Company monitors the financial condition of the note issuer. As of the date of this filing, the Company believes it will collect all interest and principal related to this note. Changes in the note issuer's financial condition may cause a material change in the carrying value of this note.

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

Results of Operations

        For the six months ended June 30, 2010 and 2009, the Company recognized rental income from continuing operations of $697,359 and $694,542, respectively.

        For the six months ended June 30, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $108,647 and $104,859, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,876 and $29,836, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For  the  six  months ended June 30, 2010 and  2009,  the
Company   recognized  interest  income  of  $13,654  and  $1,598,
respectively. In 2010, interest income increased mainly due to interest earned on the note receivable discussed below.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2010, the Company recognized income from discontinued operations of $334,166, representing rental and lease settlement income less property management expenses of $1,405,827, which was partially offset by a loss on disposal of real estate of $1,071,661. For the six months ended June 30, 2009, the Company recognized income from discontinued operations of $57,294, representing rental income less property management expenses.

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

       In February 2010, the Company entered into an agreement to sell the Johnny Carino's restaurant to an unrelated third party. On May 19, 2010, the sale closed with the Company receiving net proceeds of $833,631, which resulted in a net loss of $1,071,661. At the time of sale, the cost and related accumulated depreciation was $2,223,755 and $318,463, respectively. At December 31, 2009, the property was classified as Real Estate
Held for Sale with a carrying value of $1,905,292. As a result of the sale, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc. The Note bears interest at a 7% rate. The Note requires interest only quarterly payments of $23,830 for two years and monthly payments of principal and interest of $12,242 for the next three years. A balloon payment for the outstanding principal is due on May 19, 2015.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2010, the Company's cash balances increased $729,136 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2009, the Company's cash balances decreased $100,541 as a result of distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $577,126 in 2009 to $514,060 in 2010 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by an increase in total income in 2010.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2010, the Company generated cash flow from the sale of real estate of $833,631. Subsequent to June 30, 2010, the Company reinvested the majority of the cash generated from the property sale.

        On July 23, 2010, the Company purchased a 31% interest in a Fresenius Medical Center in Hiram, Georgia for $717,359. The property is leased to Fresenius Medical Care-Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of
11.8 years and initial annual rent of $61,369 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Company.

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

        For the six months ended June 30, 2010 and 2009, the Company declared distributions of $618,555 and $618,139, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $599,999 and $599,999 and the Managing Members received distributions of $18,556 and $18,140 for the periods, respectively.

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


Dated:  August 11, 2010       AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ ROBERT PJOHNSON
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ PATRICK W KEENE
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)