Form 10-Q
period 2010-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2010-11-12
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2010

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


                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2010 and December 31, 2009

         Statements for the Periods ended September 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                     2010           2009
CURRENT ASSETS:
  Cash                                           $   517,083    $   484,591
  Receivables                                         11,138              0
                                                  -----------    -----------
      Total Current Assets                           528,221        484,591
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,607,755      6,483,755
  Buildings and Equipment                         12,104,344     11,510,985
  Accumulated Depreciation                        (1,836,192)    (1,485,917)
                                                  -----------    -----------
                                                  16,875,907     16,508,823
  Real Estate Held for Sale                                0      1,905,292
                                                  -----------    -----------
      Net Investments in Real Estate              16,875,907     18,414,115
                                                  -----------    -----------
NOTE RECEIVABLE                                    1,361,730              0
                                                  -----------    -----------
           Total  Assets                         $18,765,858    $18,898,706
                                                  ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    20,880    $   106,931
  Distributions Payable                              309,278        309,277
  Unearned Rent                                       58,077         45,757
                                                  -----------    -----------
      Total Current Liabilities                      388,235        461,965
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                    (2,083)       (21,742)
  Limited Members, $1,000 per Unit;
      50,000 Units authorized; 24,831 Units issued;
      24,430 Units outstanding                    18,379,706     18,458,483
                                                  -----------    -----------
      Total Members' Equity                       18,377,623     18,436,741
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $18,765,858    $18,898,706
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                 Three Months Ended       Nine Months Ended
                               9/30/10       9/30/09    9/30/10      9/30/09

RENTAL  INCOME              $  358,974   $  347,271  $ 1,056,333  $ 1,041,813

EXPENSES:
  LLC  Administration -
   Affiliates                   56,120       52,434      164,767      157,293
  LLC Administration and
   Property Management -
   Unrelated Parties             7,134        3,798       33,010       33,634
  Property Acquisition          12,563            0       12,563            0
  Depreciation                 120,055      115,110      350,275      344,409
                             ----------   ----------  -----------  -----------
      Total Expenses           195,872      171,342      560,615      535,336
                             ----------   ----------  -----------  -----------

OPERATING INCOME               163,102      175,929      495,718      506,477

OTHER INCOME:
  Interest Income               25,177          752       38,831        2,350
                             ----------   ----------  -----------  -----------
INCOME FROM CONTINUING
   OPERATIONS                  188,279      176,681      534,549      508,827

Income from Discontinued Operations  0       28,295      334,166       85,589
                             ----------   ----------  -----------  -----------
NET INCOME                  $  188,279   $  204,976  $   868,715  $   594,416
                             ==========   ==========  ===========  ===========
NET INCOME ALLOCATED:
  Managing Members          $    5,648   $    6,149  $    47,494  $    17,832
  Limited Members              182,631      198,827      821,221      576,584
                             ----------   ----------  -----------  -----------
                            $  188,279   $  204,976  $   868,715  $   594,416
                             ==========   ==========  ===========  ===========
NET INCOME PER LLC UNIT:
  Continuing Operations     $     7.48   $     7.02  $     21.22  $     20.20
  Discontinued Operations         0.00         1.12        12.40         3.40
                             ----------   ----------  -----------  -----------
       Total                $     7.48   $     8.14  $     33.62  $     23.60
                             ==========   ==========  ===========  ===========
Weighted Average Units Outstanding -
  Basic and Diluted             24,430       24,430       24,430       24,430
                             ==========   ==========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                   2010           2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $   868,715    $   594,416

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                 350,275        344,409
     Loss on Sale of Real Estate                1,071,661              0
     Increase in Receivables                      (11,138)             0
     Increase in Note Receivable               (1,361,730)             0
     Decrease in Payable to
        AEI Fund Management, Inc.                 (86,051)       (13,919)
     Increase in Unearned Rent                     12,320         15,736
                                               -----------    -----------
       Total Adjustments                          (24,663)       346,226
                                               -----------    -----------
       Net Cash Provided By
          Operating Activities                    844,052        940,642
                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                     (717,359)             0
  Proceeds from Sale of Real Estate               833,631              0
                                               -----------    -----------
       Net Cash Provided By
          Investing Activities                    116,272              0
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                  (927,832)      (986,945)
                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                    32,492        (46,303)

CASH, beginning of period                         484,591        519,844
                                               -----------    -----------
CASH, end of period                           $   517,083    $   473,541
                                               ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                   Limited
                                                                    Member
                              Managing    Limited                   Units
                              Members     Members      Total     Outstanding


BALANCE, December 31, 2008  $ (8,132)  $18,911,987  $18,903,855   24,430.20

  Distributions Declared     (27,419)     (899,998)    (927,417)

  Net Income                  17,832       576,584      594,416
                             -------    -----------  -----------  ----------
BALANCE, September 30, 2009 $(17,719)  $18,588,573  $18,570,854   24,430.20
                             =======    ===========  ===========  ==========


BALANCE,  December 31, 2009 $(21,742)  $18,458,483  $18,436,741   24,430.20

  Distributions Declared     (27,835)     (899,998)    (927,833)

  Net Income                  47,494       821,221      868,715
                             -------    -----------  -----------  ----------
BALANCE, September 30, 2010 $ (2,083)  $18,379,706  $18,377,623   24,430.20
                             =======    ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2010

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

(3)  Investments in Real Estate -

     On July 23, 2010, the Company purchased a 31% interest in a Fresenius Medical Center in Hiram, Georgia for $717,359. The Company incurred $12,563 of acquisition expenses related to the purchase. These costs were expensed as incurred as the Company adopted new guidance on business combinations that became effective January 1, 2009. The property is leased to Fresenius Medical Care-Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of
     11.8 years and initial annual rent of $61,369 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Company.

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

     During the first nine months of 2009, the Company distributed net sale proceeds of $20,202 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 per LLC Unit.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                               Three Months Ended       Nine Months Ended
                              9/30/10      9/30/09     9/30/10      9/30/09

 Rental Income                $      0   $ 29,072    $   44,389   $ 87,216
 Lease Settlement Income             0          0     1,361,730          0
 Property Management Expenses        0       (777)         (292)    (1,627)
 Loss on Disposal of Real Estate     0          0    (1,071,661)         0
                               --------   --------    ----------   --------
 Income from
   Discontinued Operations    $      0   $ 28,295    $  334,166   $ 85,589
                               ========   ========    ==========   ========

(7)  Fair Value Measurements -

     As of September 30, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

       For the nine months ended September 30, 2010 and 2009, the Company recognized rental income from continuing operations of $1,056,333 and $1,041,813, respectively. In 2010, rental income increased due to additional rent received from one property acquisition in 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $164,767 and $157,293, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $33,010 and $33,634, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the nine months ended September 30, 2010, the Company incurred property acquisition expenses of $12,563. These costs were expensed as incurred as the result of the adoption of new guidance on business combinations that became effective January 1, 2009.

       For the nine months ended September 30, 2010 and 2009, the
Company   recognized  interest  income  of  $38,831  and  $2,350,
respectively. In 2010, interest income increased mainly due to interest earned on the note receivable discussed below.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2010, the Company recognized income from discontinued operations of $334,166, representing rental and lease settlement income less property management expenses of $1,405,827, which was partially offset by a loss on disposal of real estate of $1,071,661. For the nine months ended September 30, 2009, the Company recognized income from discontinued operations of $85,589, representing rental income less property management expenses.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2010, the Company's cash balances increased $32,492 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the nine months ended September 30, 2009, the Company's cash balances decreased $46,303 as a result of distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $940,642 in 2009 to $844,052 in 2010 as a result of an increase in LLC administration and property management expenses and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total income in 2010. During the nine months ended September 30, 2010, cash from operations was reduced by $12,563 of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2010, the Company generated cash flow from the sale of real estate of $833,631. During the nine months ended September 30, 2010, the Company expended $717,359 to invest in real properties as the Company reinvested cash generated from the property sale.

        On July 23, 2010, the Company purchased a 31% interest in a Fresenius Medical Center in Hiram, Georgia for $717,359. The Company incurred $12,563 of acquisition expenses related to the purchase. The property is leased to Fresenius Medical Care-Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 11.8 years and initial annual rent of $61,369 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Company.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2010 and 2009, the Company declared distributions of $927,833 and $927,417, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $899,998 and $899,998 and the Managing Members received distributions of $27,835 and $27,419 for the periods, respectively.

        During the first nine months of 2009, the Company distributed net sale proceeds of $20,202 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 per LLC Unit.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


Dated:  November 10, 2010     AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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