Form 10-K
period 2010-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2011-03-28
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each className of each exchange on which registered
             None                          None

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

  Large accelerated filer  [ ]         Accelerated filer [ ]
  Non-accelerated filer   [ ]          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).  Yes  [ ]  No  [X]

As of June 30, 2010, there were 24,430.20 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,430,200.

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

Property Activity During the Last Three Years

        As of December 31, 2007, the Company owned interests in eight properties with a total original cost of $14,799,571. During the year ended December 31, 2010, the Company sold one property and received net sale proceeds of $833,631, which resulted in a net loss of $1,071,661. As a result of the sale, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from the corporation that guaranteed the lease on the property. During 2007 and 2008, the Company expended $4,052,921 to purchase one property as it reinvested cash generated from property sales. During 2008 and 2010, the Company expended $3,196,942 and $717,359, respectively, to purchase three additional properties as it reinvested cash generated from property sales. As of December 31, 2010, the Company owned interests in ten properties with a total original cost of $18,712,099.

Major Tenants

        During 2010, four tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 71% of total rental revenue in 2010. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2011 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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


        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2010.

                                                       Annual    Annual
                Purchase    Property                   Lease     Rent Per
Property          Date        Cost      Tenant         Payment   Sq. Ft.

Jared Jewelry Store
 Pittsburgh, PA                      Sterling Jewelers
 (72%)           11/7/02  $2,620,893       Inc.        $ 264,313  $63.51

Applebee's Restaurant
 Sandusky, OH
 (55%)           4/30/04  $1,561,271 Apple Ohio LLC    $ 127,782  $46.53

ITEM 2.   PROPERTIES.  (Continued)

                                                       Annual    Annual
                Purchase    Property                   Lease     Rent Per
Property          Date        Cost      Tenant         Payment   Sq. Ft.

CarMax Auto Superstore
 Lithia Springs, GA                    CarMax Auto
 (14%)           3/18/05  $1,320,336 Superstores, Inc. $ 102,400  $38.01

Advance Auto Parts Store
 Middletown, OH                     Advance Stores
 (45%)            6/1/06  $  835,890 Company, Inc.     $  58,647  $18.94

Applebee's Restaurant                Apple Indiana
 Fishers, IN     9/21/06  $3,002,553    II LLC         $ 216,547  $42.88

Tractor Supply Company Store
 Grand Forks, ND                     Tractor Supply
 (50%)           1/19/07  $1,403,934     Company       $ 108,697  $ 9.86

Dick's Sporting Goods Store
 Fredericksburg, VA                  Dick's Sporting
 (35%)            5/8/08  $4,052,921   Goods, Inc.     $ 284,466  $16.69

Fresenius Medical Center               Bio-Medical
 Shreveport, LA                      Applications of
 (45%)           10/2/08  $1,113,416 Louisiana, LLC    $  83,880  $21.93

Best Buy Store
 Lake Geneva, WI                        Best Buy
 (34%)           10/6/08  $2,083,526  Stores, L.P.     $ 148,699  $14.40

Fresenius Medical Center           Fresenius MedicalCare-
 Hiram, GA                            Paulding Dialysis
 (31%)           7/23/10  $  717,359(1) Partners, LLC  $  61,369  $23.50

(1) Does not include acquisition costs that were expensed.

        The properties listed above with a partial ownership percentage are owned with the following affiliated entities:
Jared Jewelry store (AEI Private Net Lease Millennium Fund Limited Partnership); Applebee's restaurant in Sandusky, Ohio (AEI Net Lease Income & Growth Fund XX Limited Partnership); CarMax auto superstore (AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Advance Auto Parts store (AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (AEI Income & Growth Fund XXII Limited Partnership); Dick's Sporting Goods store (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center in Shreveport, Louisiana (AEI Income & Growth Fund XXI Limited Partnership); Best Buy store (AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC); and Fresenius Medical Center in Hiram, Georgia (AEI Income & Growth Fund 27 LLC).

ITEM 2.   PROPERTIES.  (Continued)

        The Company accounts for properties owned as tenants-in-common with affiliated entities using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

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

       For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes, except for properties purchased after January 1, 2009. For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

        At December 31, 2010, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   REMOVED AND RESERVED.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2010, there were 721 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       Cash distributions of $37,113 and $36,697 were made to the Managing Members and $1,199,998 and $1,199,997 were made to the Limited Members for 2010 and 2009, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $20,000 in 2009.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2010, the Company did not purchase any Units.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2010, the Company's Units were valued at $829. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2010 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.


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

Application of Critical Accounting Policies

        The preparation of the Company's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate, the net realizable value of the note receivable and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

        The Company purchases properties and records them in the financial statements at cost (not including acquisition expenses). The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2010 and 2009, the Company recognized rental income from continuing operations of $1,419,476 and $1,389,084, respectively. In 2010, rental income increased due to additional rent received from one property acquisition in 2010 and a rent increase on one property. Based on the scheduled rent for the properties owned as of February 28, 2011, the Company expects to recognize rental income from continuing operations of approximately $1,461,000 in 2011.

        For the years ended December 31, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $228,127 and $227,687, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $37,190 and $49,637, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the year ended December 31, 2010, the Company incurred property acquisition expenses of $13,958 related to the purchase of the Fresenius in Hiram, Georgia.

        For  the  years  ended December 31, 2010  and  2009,  the
Company   recognized  interest  income  of  $63,563  and  $3,146,
respectively. In 2010, interest income increased mainly due to interest earned on the note receivable discussed below.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2010, the Company recognized income from discontinued operations of $334,156, representing rental and lease settlement income less property management expenses of $1,405,817, which was partially offset by a loss on disposal of real estate of $1,071,661. For the year ended December 31, 2009, the Company recognized income from discontinued operations of $114,192, representing rental income less property management expenses.

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the annual rent for the property by 50% to $116,288. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from a sale of the property and the Company's original cost of the property.

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

Liquidity and Capital Resources

        During  the  year ended December 31, 2010, the  Company's
cash balances increased $20,085 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2009, the Company's cash balances decreased $35,253 as a result of distributions paid to the Members in excess of cash generated from operating activities.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $1,260,970 in 2009 to $1,140,923 in 2010 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by an increase in total income in 2010 and a decrease in LLC administration and property management expenses in 2010. During 2010, cash from operations was also reduced by $13,958 of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2010, the Company generated cash flow from the sale of real estate of $833,631. During the year ended December 31, 2010, the Company expended $717,359 to invest in real properties as the Company reinvested cash generated from the property sale.

        On July 23, 2010, the Company purchased a 31% interest in a Fresenius Medical Center in Hiram, Georgia for $717,359. The property is leased to Fresenius Medical Care-Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of
11.8 years (as of the date of purchase) and initial annual rent of $61,369 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Company.

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

        For the years ended December 31, 2010 and 2009, the Company declared distributions of $1,237,111 and $1,236,694, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,199,998 and $1,199,997 and the Managing Members received distributions of $37,113 and $36,697 for the periods, respectively.

        During 2009, the Company distributed net sale proceeds of $20,202 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 per LLC Unit.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase
Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During 2010 and 2009, the Company did not redeem any Units from the Limited Members. In prior years, a total of 16 Limited Members redeemed 401.08 Units for $314,561. The redemptions increase the remaining Limited Members' ownership interest in the Company.

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

        Historically, the Company has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. Until such time as economic conditions allow the Company to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2011 are expected to be consistent with distribution rates in 2010.

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






                 AEI INCOME & GROWTH FUND 24 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2010 and 2009

Statements for the Years Ended December 31, 2010 and 2009:

     Income

     Cash Flows

     Changes in Members' Equity (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2010 and 2009, and the related statements of income, cash flows and changes in members' equity (deficit) for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                         /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 25, 2011

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                   2010         2009
CURRENT ASSETS:
  Cash                                        $   504,676   $   484,591
  Receivables                                      11,138             0
                                               -----------   -----------
      Total Current Assets                        515,814       484,591
                                               -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          6,607,755     6,483,755
  Buildings and Equipment                      12,104,344    11,510,985
  Accumulated Depreciation                     (1,957,234)   (1,485,917)
                                               -----------   -----------
                                               16,754,865    16,508,823
  Real Estate Held for Sale                             0     1,905,292
                                               -----------   -----------
      Net Investments in Real Estate           16,754,865    18,414,115
                                               -----------   -----------
NOTE RECEIVABLE                                 1,361,730             0
                                               -----------   -----------
           Total  Assets                      $18,632,409   $18,898,706
                                               ===========   ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    19,146   $   106,931
  Distributions Payable                           309,278       309,277
  Unearned Rent                                    37,752        45,757
                                               -----------   -----------
      Total Current Liabilities                   366,176       461,965
                                               -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                 (5,424)      (21,742)
  Limited Members, $1,000 per Unit;
    50,000 Units authorized; 24,831 Units issued;
    24,430 Units outstanding                   18,271,657    18,458,483
                                               -----------   -----------
      Total Members' Equity                    18,266,233    18,436,741
                                               -----------   -----------
        Total Liabilities and Members' Equity $18,632,409   $18,898,706
                                               ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                     2010         2009

RENTAL INCOME                                    $ 1,419,476   $ 1,389,084

EXPENSES:
  LLC Administration - Affiliates                    228,127       227,687
  LLC Administration and Property
     Management - Unrelated Parties                   37,190        49,637
  Property Acquisition                                13,958             0
  Depreciation                                       471,317       459,518
                                                  -----------   -----------
      Total Expenses                                 750,592       736,842
                                                  -----------   -----------

OPERATING INCOME                                     668,884       652,242

OTHER INCOME:
  Interest Income                                     63,563         3,146
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                    732,447       655,388

Income from Discontinued Operations                  334,156       114,192
                                                  -----------   -----------
NET INCOME                                       $ 1,066,603   $   769,580
                                                  ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                               $    53,431   $    23,087
  Limited Members                                  1,013,172       746,493
                                                  -----------   -----------
                                                 $ 1,066,603   $   769,580
                                                  ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                          $     29.08   $     26.02
  Discontinued Operations                              12.39          4.54
                                                  -----------   -----------
       Total                                     $     41.47   $     30.56
                                                  ===========   ===========
Weighted Average Units Outstanding -
  Basic and Diluted                                   24,430        24,430
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2010         2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 1,066,603   $   769,580

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     471,317       459,518
     Non-Cash Lease Settlement Income              (1,361,730)            0
     Loss on Sale of Real Estate                    1,071,661             0
     Increase in Receivables                          (11,138)            0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (87,785)       23,342
     Increase (Decrease) in Unearned Rent              (8,005)        8,530
                                                   -----------   -----------
       Total Adjustments                               74,320       491,390
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                     1,140,923     1,260,970
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                         (717,359)            0
  Proceeds from Sale of Real Estate                   833,631             0
                                                   -----------   -----------
       Net Cash Provided By
           Investing Activities                       116,272             0
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions Paid to Members                  (1,237,110)   (1,296,223)
                                                   -----------   -----------

NET INCREASE (DECREASE) IN CASH                        20,085       (35,253)

CASH, beginning of year                               484,591       519,844
                                                   -----------   -----------
CASH, end of year                                 $   504,676   $   484,591
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                                  Member
                              Managing   Limited                  Units
                              Members    Members     Total     Outstanding


BALANCE, December 31, 2008  $ (8,132) $18,911,987  $18,903,855   24,430.20

   Distributions Declared    (36,697)  (1,199,997)  (1,236,694)

  Net Income                  23,087      746,493      769,580
                             --------  -----------  ----------  ----------
BALANCE, December 31, 2009   (21,742)  18,458,483   18,436,741   24,430.20

   Distributions Declared    (37,113)  (1,199,998)  (1,237,111)

  Net Income                  53,431    1,013,172    1,066,603
                             --------  -----------  ----------  ----------
BALANCE, December 31, 2010  $ (5,424) $18,271,657  $18,266,233   24,430.20
                             ========  ===========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and note receivable.

       The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

       Receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.

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


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Company purchases properties and records them at cost. The Company tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Company determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

       Prior to January 1, 2009, the Company capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs were expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting.

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

       The Company accounts for properties owned as tenants-in-common with affiliated entities using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2010 and 2009.

     Fair Value Measurements

       As of December 31, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

(3)  Related Party Transactions -

     The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Jared Jewelry store (72% - AEI Private Net Lease Millennium Fund Limited Partnership); Applebee's restaurant in Sandusky, Ohio (55% - AEI Net Lease Income & Growth Fund XX Limited Partnership); CarMax auto superstore (14% - AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Advance Auto Parts store (45% - AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (50% - AEI Income & Growth Fund XXII Limited Partnership); Dick's Sporting Goods store (35% - AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center in Shreveport, Louisiana (45% - AEI Income & Growth Fund XXI Limited Partnership); Best Buy store (34% - AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC); and Fresenius Medical Center in Hiram, Georgia (31% - AEI Income & Growth Fund 27 LLC).

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(3)  Related Party Transactions - (Continued)

     AEI  received  the following reimbursements  for  costs  and expenses from the Company for the years ended December 31:
                                                         2010       2009

a.AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and
  properties, maintaining the Company's books, and
  communicating with the Limited Members.  These
  amounts included $1,494 of expenses related to
  Discontinued Operations in 2009.                    $ 228,127  $ 229,181
                                                       ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Company's behalf to third parties related to Company
  administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $302 and $602 of expenses related to
  Discontinued  Operations in 2010 and  2009,
  respectively.                                       $  37,492  $  50,239
                                                       ========   ========
c.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of properties on behalf of the Company.             $  13,958  $       0
                                                       ========   ========
d.AEI is reimbursed for costs incurred in providing
  services related to the sale of property.           $  25,846  $       0
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


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     The Company's properties are commercial, single-tenant buildings. The Jared Jewelry store was constructed and acquired in 2002. The Applebee's restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004. The CarMax auto superstore was constructed in 2003 and acquired in 2005. The Advance Auto Parts store was constructed in 2004 and acquired in 2006. The Applebee's restaurant in Fishers, Indiana was constructed in 1996 and acquired in 2006. The Tractor Supply Company store was constructed in 2005 and acquired in 2007. The land for the Dick's Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008. The Fresenius Medical Center in Shreveport, Louisiana and the Best Buy store were constructed and acquired in 2008. The Fresenius Medical Center in Hiram, Georgia was constructed and acquired in 2010. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2010 are as follows:

                                         Buildings and            Accumulated
Property                         Land      Equipment       Total  Depreciation

Jared Jewelry, Pittsburgh, PA $1,366,403  $ 1,254,490  $ 2,620,893  $  407,712
Applebee's, Sandusky, OH         504,220    1,057,051    1,561,271     281,880
CarMax, Lithia Springs, GA       570,918      749,418    1,320,336     173,617
Advance Auto Parts,
 Middletown, OH                   91,836      744,054      835,890     136,409
Applebee's, Fishers, IN        1,204,372    1,798,181    3,002,553     308,687
Tractor Supply, Grand Forks, ND  238,557    1,165,377    1,403,934     184,518
Dick's Sporting Goods,
 Fredericksburg, VA            2,078,645    1,974,276    4,052,921     207,299
Fresenius Medical Center,
 Shreveport, LA                   83,506    1,029,910    1,113,416      92,691
Best Buy, Lake Geneva, WI        345,298    1,738,228    2,083,526     153,543
Fresenius Medical Center,
 Hiram, GA                       124,000      593,359      717,359      10,878
                               ----------  -----------  -----------  ---------
                              $6,607,755  $12,104,344  $18,712,099  $1,957,234
                               ==========  ===========  ===========  =========

     On July 23, 2010, the Company purchased a 31% interest in a Fresenius Medical Center in Hiram, Georgia for $717,359. The Company incurred $13,958 of acquisition expenses related to the purchase that were expensed. The property is leased to Fresenius Medical Care-Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 11.8 years (as of the date of purchase) and initial annual rent of $61,369 for the interest purchased.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2010, the minimum future rent payments required by the leases are as follows:

                       2011           $ 1,460,860
                       2012             1,473,041
                       2013             1,503,060
                       2014             1,540,792
                       2015             1,546,504
                       Thereafter       9,235,419
                                       -----------
                                      $16,759,676
                                       ===========

     There were no contingent rents recognized in 2010 and 2009.

(5)  Note Receivable -

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

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                    Industry         2010         2009

     Apple American Group        Restaurant  $  344,329    $  344,328
     Dick's Sporting Goods, Inc. Retail         284,466       284,466
     Sterling Jewelers Inc.      Retail         264,313       264,313
     Best Buy Stores, L.P.       Retail         148,699           N/A
                                              ----------    ----------
     Aggregate rent revenue of major tenants $1,041,807    $  893,107
                                              ==========    ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              71%           59%
                                              ==========    ==========


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(7)  Discontinued Operations -

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses. In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the annual rent for the property by 50% to $116,288. As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from a sale of the property and the Company's original cost of the property.

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

     During 2009, the Company distributed net sale proceeds of $20,202 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.82 per LLC Unit.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                               2010       2009

     Rental Income                         $   44,389   $ 116,288
     Lease Settlement Income                1,361,730           0
     Property Management Expenses                (302)     (2,096)
     Loss on Disposal of Real Estate       (1,071,661)          0
                                            ----------   ---------
      Income from Discontinued Operations  $  334,156   $ 114,192
                                            ==========   =========


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(8)  Members' Capital -

     For the years ended December 31, 2010 and 2009, the Company declared distributions of $1,237,111 and $1,236,694, respectively. The Limited Members received distributions of $1,199,998 and $1,199,997 and the Managing Members received distributions of $37,113 and $36,697 for the years, respectively. The Limited Members' distributions represent $49.12 per LLC Unit outstanding using 24,430 weighted average Units in 2010 and 2009. The distributions represent $41.47 and $30.56 per Unit of Net Income and $7.65 and $18.56 per Unit of return of contributed capital in 2010 and 2009, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $20,000 in 2009.

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

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                           2010       2009

     Net  Income  for Financial Reporting Purposes     $1,066,603  $  769,580

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes     116,675      83,993

     Income Accrued for Tax Purposes Over (Under)
       Income  for  Financial Reporting  Purposes          (8,005)      8,530

     Acquisition Costs Expensed for Financial Reporting
       Purposes, Capitalized  for  Tax  Purposes           13,958           0

     Loss on Sale of Real Estate for Tax Purposes
       Under  Loss  for  Financial Reporting  Purposes     60,799           0
                                                        ----------  ----------
           Taxable Income to Members                   $1,250,030  $  862,103
                                                        ==========  ==========

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                           2010        2009

     Members'Equity for Financial Reporting Purposes   $18,266,233 $18,436,741

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                     623,359     431,927

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes               37,752      45,757

     Syndication Costs Treated as Reduction of
      Capital for Financial Reporting Purposes           3,659,328   3,659,328
                                                        ----------  ----------
      Members'  Equity for Tax Reporting Purposes      $22,586,672 $22,573,753
                                                        ==========  ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company's affairs and have general responsibility and the ultimate authority in all matters affecting the Company's business. The Managing Members are AEI Fund Management XXI, Inc. ("AFM"), the Managing Member, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 66, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2011. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 51, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2011. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2010. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2010 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant is based on actual time spent performing such services plus an overhead
burden.   These  services include organizing the  registrant  and
arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2011:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2010 and 2009.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2010, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2010.

Person or Entity                                      Amount Incurred From
 Receiving                 Form and Method        Inception (December 7, 2000)
Compensation               of Compensation            To December 31, 2010

AEI Securities, Inc.  Selling Commissions equal to 10% of    $2,482,128
                      proceeds, most of which were
                      reallowed to Participating Dealers.

Managing Members      Reimbursement at Cost for other        $1,200,499
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all          $  307,632
and Affiliates        Acquisition Expenses.

Managing Members      Reimbursement at Cost for providing    $1,990,965
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and
                      other administrative functions.

Managing Members      Reimbursement at Cost for providing    $  367,129
and   Affiliates      services related to the disposition
                      of the Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal year.$  331,973


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
       DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                 Form and Method        Inception (December 7, 2000)
Compensation               of Compensation            To December 31, 2010

Managing Members      1%  of distributions of Net Proceeds   $   15,639
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2010 and 2009:

     Fee Category                            2010       2009

     Audit Fees                           $  16,670   $ 16,325
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  16,670   $ 16,325
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

    10.1 Assignment and Assumption of Lease dated November 7, 2002 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and McKnight Road Development, LLC relating to the Property at 7381 McKnight Road, Pittsburgh, Pennsylvania (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 14, 2002).

    10.2 Assignment and Assumption of Lease dated April 30, 2004 between the Company, AEI Net Lease Income & Growth Fund XX Limited Partnership and PRECO II CRIC LLC relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 14,
    2004).

    10.3 Assignment and Assumption of Lease dated March 18, 2005 between the Company, AEI Income & Growth Fund XXI Limited
    Partnership, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 13,
    2005).

    10.4 Assignment and Assumption of Lease dated May 31, 2006 between the Company, AEI Income & Growth Fund 26 LLC and Blue Bell Partners, LLC relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14,
    2006).

    10.5 Net Lease Agreement dated September 21, 2006 between the Company and Apple Indiana II LLC relating to the Property at 8310 E. 96th Street, Fishers, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 26, 2006).

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


                               AEI INCOME & GROWTH FUND 24
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 25, 2011                 By: /s/ ROBERT P JOHNSON
                                       Robert  P. Johnson,
                                       President and Director
                                       (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                         Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer)  March 25, 2011
   Robert P. Johnson and Sole Director of Managing Member


/s/PATRICK W KEENE   Chief Financial Officer and Treasurer    March 25, 2011
   Patrick W. Keene  (Principal Accounting Officer)