Form 10-Q
period 2011-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2011-05-13
CIK 1130758

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2011

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

                 AEI INCOME & GROWTH FUND 24 LLC

                              INDEX


Part I - Financial Information

 Item 1.   Financial Statements (unaudited):

         Balance Sheet as of March 31, 2011 and December 31, 2010

         Statements for the Three Months ended March 31, 2011 and 2010:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 24 LLC
                          BALANCE SHEET
              MARCH 31, 2011 AND DECEMBER 31, 2010

                             ASSETS

                                                       2011         2010
CURRENT ASSETS:
  Cash                                            $   542,846   $   504,676
  Receivables                                          10,978        11,138
                                                   -----------   -----------
      Total Current Assets                            553,824       515,814
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              6,607,755     6,607,755
  Buildings and Equipment                          12,104,344    12,104,344
  Accumulated Depreciation                         (2,078,278)   (1,957,234)
                                                   -----------   -----------
      Net Investments in Real Estate               16,633,821    16,754,865
                                                   -----------   -----------
NOTE RECEIVABLE                                     1,361,730     1,361,730
                                                   -----------   -----------
           Total  Assets                          $18,549,375   $18,632,409
                                                   ===========   ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    23,915   $    19,146
  Distributions Payable                               309,278       309,278
  Unearned Rent                                        58,077        37,752
                                                   -----------   -----------
      Total Current Liabilities                       391,270       366,176
                                                   -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                     (8,668)       (5,424)
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 24,831 Units issued;
   24,430 Units outstanding                        18,166,773    18,271,657
                                                   -----------   -----------
      Total Members' Equity                        18,158,105    18,266,233
                                                   -----------   -----------
        Total Liabilities and Members' Equity     $18,549,375   $18,632,409
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2011         2010

RENTAL INCOME                                     $   364,200   $   347,441

EXPENSES:
  LLC Administration - Affiliates                      54,106        54,676
  LLC Administration and Property
     Management - Unrelated Parties                    12,454        12,607
  Depreciation                                        121,044       115,110
                                                   -----------   -----------
      Total Expenses                                  187,604       182,393
                                                   -----------   -----------

OPERATING INCOME                                      176,596       165,048

OTHER INCOME:
  Interest Income                                      24,554           824
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     201,150       165,872

Income From Discontinued Operations                         0        28,892
                                                   -----------   -----------
NET INCOME                                        $   201,150   $   194,764
                                                   ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                                $     6,035   $     5,843
  Limited Members                                     195,115       188,921
                                                   -----------   -----------
                                                  $   201,150   $   194,764
                                                   ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                           $      7.99   $      6.58
  Discontinued Operations                                 .00          1.15
                                                   -----------   -----------
       Total                                      $      7.99   $      7.73
                                                   ===========   ===========
Weighted Average Units Outstanding - Basic and Diluted
                                                       24,430        24,430
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2011          2010

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   201,150   $   194,764

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     121,044       115,110
     Decrease in Receivables                              160             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       4,769       (15,064)
     Increase in Unearned Rent                         20,325         7,206
                                                   -----------   -----------
       Total Adjustments                              146,298       107,252
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       347,448       302,016
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                      (309,278)     (309,277)
                                                   -----------   -----------

NET INCREASE (DECREASE) IN CASH                        38,170        (7,261)

CASH, beginning of period                             504,676       484,591
                                                   -----------   -----------
CASH, end of period                               $   542,846   $   477,330
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE,  December 31, 2009 $ (21,742) $18,458,483  $18,436,741   24,430.20

  Distributions Declared       (9,279)    (299,999)    (309,278)

  Net Income                    5,843      188,921      194,764
                             ---------  -----------  -----------  ----------
BALANCE, March 31, 2010     $ (25,178) $18,347,405  $18,322,227   24,430.20
                             =========  ===========  ===========  ==========


BALANCE, December 31, 2010  $  (5,424) $18,271,657  $18,266,233   24,430.20

  Distributions Declared       (9,279)    (299,999)    (309,278)

  Net Income                    6,035      195,115      201,150
                             ---------  -----------  -----------  ----------
BALANCE, March 31, 2011     $  (8,668) $18,166,773  $18,158,105   24,430.20
                             =========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2011

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

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2011       2010

     Rental Income                            $       0   $  29,072
     Property Management Expenses                     0        (180)
                                               ---------   ---------
     Income from Discontinued Operations      $       0   $  28,892
                                               =========   =========


                 AEI INCOME & GROWTH FUND 24 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7) Fair Value Measurements -

     As of March 31, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the three months ended March 31, 2011 and 2010, the Company recognized rental income from continuing operations of $364,200 and $347,441, respectively. In 2011, rental income increased due to additional rent received from one property acquisition in 2010 and a rent increase on one property. Based on the scheduled rent for the properties owned as of April 30, 2011, the Company expects to recognize rental income from continuing operations of approximately $1,461,000 in 2011.

        For the three months ended March 31, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $54,106 and $54,676, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $12,454 and $12,607, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the three months ended March 31, 2011 and 2010,  the
Company   recognized  interest  income  of  $24,554   and   $824,
respectively. In 2011, interest income increased mainly due to interest earned on the note receivable discussed below.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2010, the Company recognized income from discontinued operations of $28,892, representing rental income less property management expenses.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2011, the Company's cash balances increased $38,170 as a result of cash generated from operating activities in excess of distributions paid to the Members. During the three months ended March 31, 2010, the Company's cash balances decreased $7,261 as a result of distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $302,016 in 2010 to $347,448 in 2011 as a result of an increase in total rental and interest income in 2011, a decrease in LLC administration and property management expenses in 2011, and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

        For the three months ended March 31, 2011 and 2010, the Company declared distributions of $309,278 for each period. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $299,999 and the Managing Members received distributions of $9,279 for each period.

        The Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase
Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During 2011 and 2010, the Company did not redeem any Units from the Limited Members. In prior years, a total of 16 Limited Members redeemed 401.08 Units for $314,561. The redemptions increase the remaining Limited Members' ownership interest in the Company.

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


Dated:  May 12, 2011          AEI Income & Growth Fund 24 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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