Form 10-Q
period 2011-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2011-08-12
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

Commission File Number:  000-49653

AEI INCOME & GROWTH FUND 24 LLC
(Exact name of registrant as specified in its charter)

State of Delaware	41-1990952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2011 and December 31, 2010	3

	Statements for the Periods ended June 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2011	2010
Current Assets:
Cash	$550,786	$504,676
Receivables	11,138	11,138
Total Current Assets	561,924	515,814

Real Estate Held for Investment:
Land	6,607,755	6,607,755
Buildings and Equipment	12,104,344	12,104,344
Accumulated Depreciation	(2,199,322)	(1,957,234)
Real Estate Held for Investment, Net	16,512,777	16,754,865
Note Receivable	1,361,730	1,361,730
Total Assets	$18,436,431	$18,632,409

LIABILITIES AND MEMBERS’ EQUITY

	June 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$23,119	$19,146
Distributions Payable	309,278	309,278
Unearned Rent	53,190	37,752
Total Current Liabilities	385,587	366,176

Members’ Equity (Deficit):
Managing Members	(11,886)	(5,424)
Limited Members, $1,000 per Unit; 50,000 Units authorized; 24,831 Units issued; 24,430 Units outstanding	18,062,730	18,271,657
Total Members’ Equity	18,050,844	18,266,233
Total Liabilities and Members’ Equity	$18,436,431	$18,632,409

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$364,428	$349,918	$728,628	$697,359

Expenses:
LLC Administration – Affiliates	55,245	53,971	109,351	108,647
LLC Administration and Property Management – Unrelated Parties	10,870	13,269	23,324	25,876
Depreciation	121,044	115,110	242,088	230,220
Total Expenses	187,159	182,350	374,763	364,743

Operating Income	177,269	167,568	353,865	332,616

Other Income:
Interest Income	24,748	12,830	49,302	13,654

Income from Continuing Operations	202,017	180,398	403,167	346,270

Income from Discontinued Operations	0	305,274	0	334,166

Net Income	$202,017	$485,672	$403,167	$680,436

Net Income Allocated:
Managing Members	$6,060	$36,003	$12,095	$41,846
Limited Members	195,957	449,669	391,072	638,590
Total	$202,017	$485,672	$403,167	$680,436

Income per LLC Unit:
Continuing Operations	$8.02	$7.16	$16.01	$13.75
Discontinued Operations	.00	11.25	.00	12.39
Total	$8.02	$18.41	$16.01	$26.14

Weighted Average Units Outstanding – Basic and Diluted	24,430	24,430	24,430	24,430

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$403,167	$680,436

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	242,088	230,220
Loss on Sale of Real Estate	0	1,071,661
(Increase) Decrease in Receivables	0	(11,138)
Increase in Note Receivable	0	(1,361,730)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	3,973	(73,901)
Increase (Decrease) in Unearned Rent	15,438	(21,488)
Total Adjustments	261,499	(166,376)
Net Cash Provided By Operating Activities	664,666	514,060

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	833,631

Cash Flows from Financing Activities:
Distributions Paid to Members	(618,556)	(618,555)

Net Increase (Decrease) in Cash	46,110	729,136

Cash, beginning of period	504,676	484,591

Cash, end of period	$550,786	$1,213,727

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2009	$(21,742)	$18,458,483	$18,436,741	24,430.20

Distributions Declared	(18,556)	(599,999)	(618,555)

Net Income	41,846	638,590	680,436

Balance, June 30, 2010	$1,548	$18,497,074	$18,498,622	24,430.20

Balance, December 31, 2010	$(5,424)	$18,271,657	$18,266,233	24,430.20

Distributions Declared	(18,557)	(599,999)	(618,556)

Net Income	12,095	391,072	403,167

Balance, June 30, 2011	$(11,886)	$18,062,730	$18,050,844	24,430.20

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

(2)  Organization –

AEI Income & Growth Fund 24 LLC (“Company”), a Limited Liability Company, was formed on November 21, 2000 to acquire and lease commercial properties to operating tenants.  The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member.  Robert P. Johnson, the President and sole director of AFM, serves as the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

(2)  Organization – (Continued)

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

(3)  Investments in Real Estate –

On July 23, 2010, the Company purchased a 31% interest in a Fresenius Medical Center in Hiram, Georgia for $717,359.  The Company incurred $13,958 of acquisition expenses related to the purchase that were expensed.  The property is leased to Fresenius Medical Care–Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 11.8 years (as of the date of purchase) and initial annual rent of $61,369 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Company.

(4)  Note Receivable –

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  The Note bears interest at a 7% rate.  The Note requires interest only quarterly payments of $23,830 for two years and monthly payments of principal and interest of $12,242 for the next three years. A balloon payment for the outstanding principal is due on May 19, 2015.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations –

In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino’s restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses.  In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the annual rent for the property by 50% to $116,288.  As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from a sale of the property and the Company’s original cost of the property.

In February 2010, the Company entered into an agreement to sell the Johnny Carino’s restaurant to an unrelated third party.  On May 19, 2010, the sale closed with the Company receiving net proceeds of $833,631, which resulted in a net loss of $1,071,661.  At the time of sale, the cost and related accumulated depreciation was $2,223,755 and $318,463, respectively.  As a result of the sale, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$0	$15,317	$0	$44,389
Lease Settlement Income	0	1,361,730	0	1,361,730
Property Management Expenses	0	(112)	0	(292)
Loss on Disposal of Real Estate	0	(1,071,661)	0	(1,071,661)
Income from Discontinued Operations	$0	$305,274	$0	$334,166

(7)  Fair Value Measurements –

As of June 30, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters.  These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Company’s financial condition and results of operations, including the following:

—	Market and economic conditions which affect the value of the properties the Company owns and the cash from rental income such properties generate;
—	the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for Members;
—	resolution by the Managing Members of conflicts with which they may be confronted;
—	the success of the Managing Members of locating properties with favorable risk return characteristics;
—	the effect of tenant defaults; and
—	the condition of the industries in which the tenants of properties owned by the Company operate.

Application of Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate, the net realizable value of the note receivable and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

The Company purchases properties and records them in the financial statements at cost (not including acquisition expenses).  The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

The Company evaluates the collectability of the note receivable that it received as a lease settlement payment from a prior tenant.  As part of this process, the Company monitors the financial condition of the note issuer.  As of the date of this filing, the Company believes it will collect all interest and principal related to this note.  Changes in the note issuer’s financial condition may cause a material change in the carrying value of this note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund’s affairs.  They also allocate expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage.  The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

Management of the Company has discussed the development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

For the six months ended June 30, 2011 and 2010, the Company recognized rental income from continuing operations of $728,628 and $697,359, respectively.  In 2011, rental income increased due to additional rent received from one property acquisition in 2010 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of July 31, 2011, the Company expects to recognize rental income from continuing operations of approximately $1,461,000 in 2011.

For the six months ended June 30, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $109,351 and $108,647, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $23,324 and $25,876, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2011 and 2010, the Company recognized interest income of $49,302 and $13,654, respectively.  In 2011, interest income increased mainly due to interest earned on the note receivable discussed below.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2010, the Company recognized income from discontinued operations of $334,166, representing rental and lease settlement income less property management expenses of $1,405,827, which was partially offset by a loss on disposal of real estate of $1,071,661.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino’s restaurant in Littleton, Colorado, informed the Company that it was closing the restaurant due to lower than expected sales and operating losses.  In March 2008, the Company and KRG entered into an agreement to amend the Lease to reduce the annual rent for the property by 50% to $116,288.  As part of the agreement, Fired Up, Inc., the parent company of KRG and guarantor of the Lease, agreed to provide a Note to the Company with a principal balance equal to the difference between the net proceeds from a sale of the property and the Company’s original cost of the property.

In February 2010, the Company entered into an agreement to sell the Johnny Carino’s restaurant to an unrelated third party.  On May 19, 2010, the sale closed with the Company receiving net proceeds of $833,631, which resulted in a net loss of $1,071,661.  At the time of sale, the cost and related accumulated depreciation was $2,223,755 and $318,463, respectively.  As a result of the sale, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc.  The Note bears interest at a 7% rate.  The Note requires interest only quarterly payments of $23,830 for two years and monthly payments of principal and interest of $12,242 for the next three years. A balloon payment for the outstanding principal is due on May 19, 2015.

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

Liquidity and Capital Resources

During the six months ended June 30, 2011, the Company's cash balances increased $46,110 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the six months ended June 30, 2010, the Company's cash balances increased $729,136 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $514,060 in 2010 to $664,666 in 2011 as a result of a decrease in LLC administration and property management expenses in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total income in 2011.

On July 23, 2010, the Company purchased a 31% interest in a Fresenius Medical Center in Hiram, Georgia for $717,359.  The property is leased to Fresenius Medical Care–Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 11.8 years (as of the date of purchase) and initial annual rent of $61,369 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Company.

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

For the six months ended June 30, 2011 and 2010, the Company declared distributions of $618,556 and $618,555, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $599,999 and $599,999 and the Managing Members received distributions of $18,557 and $18,556 for the periods, respectively.

The Company may acquire Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During 2011 and 2010, the Company did not redeem any Units from the Limited Members.  In prior years, a total of 16 Limited Members redeemed 401.08 Units for $314,561.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Company’s properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company’s tenants and their cash flows.  If a tenant were to default on its lease obligations, the Company’s income would decrease, its distributions would likely be reduced and the value of its properties might decline.

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

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting.

During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.  RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

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

Dated: August 12, 2011	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)