Form 10-Q
period 2011-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2011-11-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2011 and December 31, 2010	3

	Statements for the Periods ended September 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2011	2010
Current Assets:
Cash	$580,129	$504,676
Receivables	11,138	11,138
Total Current Assets	591,267	515,814

Real Estate Held for Investment:
Land	5,241,352	6,607,755
Buildings and Equipment	10,849,854	12,104,344
Accumulated Depreciation	(1,875,019)	(1,957,234)
Real Estate Held for Investment, Net	14,216,187	16,754,865
Real Estate Held for Sale	2,175,546	0
Total Real Estate	16,391,733	16,754,865
Note Receivable	1,361,730	1,361,730
Total Assets	$18,344,730	$18,632,409

LIABILITIES AND MEMBERS’ EQUITY

	September 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$26,344	$19,146
Distributions Payable	309,278	309,278
Unearned Rent	59,430	37,752
Total Current Liabilities	395,052	366,176

Members’ Equity (Deficit):
Managing Members	(14,921)	(5,424)
Limited Members, $1,000 per Unit; 50,000 Units authorized; 24,831 Units issued; 24,430 Units outstanding	17,964,599	18,271,657
Total Members’ Equity	17,949,678	18,266,233
Total Liabilities and Members’ Equity	$18,344,730	$18,632,409

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$298,122	$292,896	$894,593	$858,098

Expenses:
LLC Administration – Affiliates	51,408	56,120	160,759	163,392
LLC Administration and Property Management – Unrelated Parties	7,361	4,966	28,635	24,249
Property Acquisition	0	12,563	0	12,563
Depreciation	108,499	107,510	325,497	312,640
Total Expenses	167,268	181,159	514,891	512,844

Operating Income	130,854	111,737	379,702	345,254

Other Income:
Interest Income	24,473	25,177	73,775	38,831

Income from Continuing Operations	155,327	136,914	453,477	384,085

Income from Discontinued Operations	52,784	51,365	157,801	484,630

Net Income	$208,111	$188,279	$611,278	$868,715

Net Income Allocated:
Managing Members	$6,243	$5,648	$18,338	$47,494
Limited Members	201,868	182,631	592,940	821,221
Total	$208,111	$188,279	$611,278	$868,715

Income per LLC Unit:
Continuing Operations	$6.17	$5.44	$18.01	$15.25
Discontinued Operations	2.09	2.04	6.26	18.37
Total	$8.26	$7.48	$24.27	$33.62

Weighted Average Units Outstanding – Basic and Diluted	24,430	24,430	24,430	24,430

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$611,278	$868,715

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	363,132	350,275
Loss on Sale of Real Estate	0	1,071,661
(Increase) Decrease in Receivables	0	(11,138)
Increase in Note Receivable	0	(1,361,730)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	7,198	(86,051)
Increase (Decrease) in Unearned Rent	21,678	12,320
Total Adjustments	392,008	(24,663)
Net Cash Provided By Operating Activities	1,003,286	844,052

Cash Flows from Investing Activities:
Investments in Real Estate	0	(717,359)
Proceeds from Sale of Real Estate	0	833,631
Net Cash Provided By (Used For) Investing Activities	0	116,272

Cash Flows from Financing Activities:
Distributions Paid to Members	(927,833)	(927,832)

Net Increase (Decrease) in Cash	75,453	32,492

Cash, beginning of period	504,676	484,591

Cash, end of period	$580,129	$517,083

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2009	$(21,742)	$18,458,483	$18,436,741	24,430.20

Distributions Declared	(27,835)	(899,998)	(927,833)

Net Income	47,494	821,221	868,715

Balance, September 30, 2010	$(2,083)	$18,379,706	$18,377,623	24,430.20

Balance, December 31, 2010	$(5,424)	$18,271,657	$18,266,233	24,430.20

Distributions Declared	(27,835)	(899,998)	(927,833)

Net Income	18,338	592,940	611,278

Balance, September 30, 2011	$(14,921)	$17,964,599	$17,949,678	24,430.20

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(4)  Investments in Real Estate –

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

(5)  Note Receivable –

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

(6)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  Discontinued Operations –

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

The Company is attempting to sell its 72% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania.  At September 30, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $2,175,546.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$66,078	$66,078	$198,235	$242,624
Lease Settlement Income	0	0	0	1,361,730
Property Management Expenses	(749)	(2,168)	(2,799)	(10,428)
Depreciation	(12,545)	(12,545)	(37,635)	(37,635)
Loss on Disposal of Real Estate	0	0	0	(1,071,661)
Income from Discontinued Operations	$52,784	$51,365	$157,801	$484,630

(8)  Fair Value Measurements –

As of September 30, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2011 and 2010, the Company recognized rental income from continuing operations of $894,593 and $858,098, respectively.  In 2011, rental income increased due to additional rent received from one property acquisition in 2010 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of October 31, 2011, the Company expects to recognize rental income from continuing operations of approximately $1,197,000 and $1,209,000 in 2011 and 2012, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $160,759 and $163,392, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $28,635 and $24,249, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2010, the Company incurred property acquisition expenses of $12,563 related to the purchase of the Fresenius Medical Center in Hiram, Georgia.

For the nine months ended September 30, 2011 and 2010, the Company recognized interest income of $73,775 and $38,831, respectively.  In 2011, interest income increased due to interest earned on the note receivable discussed below.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2011, the Company recognized income from discontinued operations of $157,801, representing rental income less property management expenses and depreciation.  For the nine months ended September 30, 2010, the Company recognized income from discontinued operations of $484,630, representing rental and lease settlement income less property management expenses and depreciation of $1,556,291, which was partially offset by a loss on disposal of real estate of $1,071,661.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company is attempting to sell its 72% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania.  At September 30, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $2,175,546.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Company's cash balances increased $75,453 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the nine months ended September 30, 2010, the Company's cash balances increased $32,492 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $844,052 in 2010 to $1,003,286 in 2011 as a result of a decrease in LLC administration and property management expenses in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total income in 2011.  During the nine months ended September 30, 2010, cash from operations was reduced by $12,563 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

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

For the nine months ended September 30, 2011 and 2010, the Company declared distributions of $927,833 for each period.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $899,998 and the Managing Members received distributions of $27,835 for each period.

The Company may acquire Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During 2010 and the first nine months of 2011, the Company did not redeem any Units from the Limited Members.  In prior years, a total of 16 Limited Members redeemed 401.08 Units for $314,561.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.

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

Dated: November 11, 2011	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)