Form 10-K
period 2011-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2012-03-30
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2011

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
Limited Liability Company Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2011, there were 24,430.20 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,430,200.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Income & Growth Fund 24 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on November 21, 2000.  The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 18, 2001.  The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted.  The offering terminated May 17, 2003 when the extended offering period expired.  The Company received subscriptions for 24,831.283 LLC Units.  Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $24,831,283 and $1,000, respectively.

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

Property Activity During the Last Three Years

As of December 31, 2008, the Company owned interests in ten properties with a total original cost of $20,218,495.  During the year ended December 31, 2010, the Company sold one property and received net sale proceeds of $833,631, which resulted in a net loss of $1,071,661.  As a result of this sale, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from the corporation that guaranteed the lease on the property.  During the year ended December 31, 2011, the Company sold interests in one property and received net sale proceeds of $750,274, which resulted in a net gain of $279,963.  During 2010, the Company expended $717,359 to purchase one additional property as it reinvested cash generated from property sales.  As of December 31, 2011, the Company owned interests in ten properties with a total original cost of $18,145,513.

Major Tenants

During 2011, four tenants each contributed more than ten percent of the Company's total rental revenue.  The major tenants in aggregate contributed 72% of total rental revenue in 2011.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant, with one exception, will continue to contribute more than ten percent of rental revenue in 2012 and future years.  The tenant of the Jared Jewelry store will likely not continue to be a major tenant as the Company is attempting to sell the property.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2011.
Property	Purchase Date	Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Pittsburgh, PA (56.435%)	11/7/02	$2,054,307	Sterling Jewelers Inc.	$207,174	$63.51

Applebee’s Restaurant Sandusky, OH (55%)	4/30/04	$1,561,271	Apple Ohio LLC	$127,782	$46.53

ITEM 2.  PROPERTIES.  (Continued)
Property	Purchase Date	Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

CarMax Auto Superstore Lithia Springs, GA (14%)	3/18/05	$1,320,336		CarMax Auto Superstores, Inc.	$102,400	$38.01

Advance Auto Parts Store Middletown, OH (45%)	6/1/06	$835,890		Advance Stores Company, Inc.	$58,647	$18.94

Applebee’s Restaurant Fishers, IN	9/21/06	$3,002,553		Apple Indiana II LLC	$232,788	$46.10

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,934		Tractor Supply Company	$108,697	$9.86

Dick’s Sporting Goods Store Fredericksburg, VA (35%)	5/8/08	$4,052,921		Dick’s Sporting Goods, Inc.	$284,466	$16.69

Fresenius Medical Center Shreveport, LA (45%)	10/2/08	$1,113,416		Bio-Medical Applications of Louisiana, LLC	$83,880	$21.93

Best Buy Store Lake Geneva, WI (34%)	10/6/08	$2,083,526		Best Buy Stores, L.P.	$148,699	$14.40

Fresenius Medical Center Hiram, GA			Fresenius Medical Care- Paulding Dialysis
(31%)	7/23/10	$717,359	(1)	Partners, LLC	$61,369	$23.50

(1)  Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Jared Jewelry store (AEI Private Net Lease Millennium Fund Limited Partnership and unrelated third parties); Applebee’s restaurant in Sandusky, Ohio (AEI Net Lease Income & Growth Fund XX Limited Partnership); CarMax auto superstore (AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Advance Auto Parts store (AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center in Shreveport, Louisiana (AEI Income & Growth Fund XXI Limited Partnership); Best Buy store (AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC); and Fresenius Medical Center in Hiram, Georgia (AEI Income & Growth Fund 27 LLC).

ITEM 2.  PROPERTIES.  (Continued)

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Company’s percentage share of the properties’ land, building and equipment, liabilities, revenues and expenses.

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

At December 31, 2011, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2011, there were 714 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $37,114 and $37,113 were made to the Managing Members and $1,200,000 and $1,199,998 were made to the Limited Members for 2011 and 2010, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined.  These distributions should not be compared with dividends paid on capital stock by corporations.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/11 to 10/31/11	13.50	$649.33	414.58(1)	(2)

11/1/11 to 11/30/11	--	--	--	--

12/1/11 to 12/31/11	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2011, the Company’s Units were valued at $829.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2011 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  No independent property appraisals were obtained.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

Results of Operations

For the years ended December 31, 2011 and 2010, the Company recognized rental income from continuing operations of $1,196,774 and $1,155,163, respectively.  In 2011, rental income increased due to additional rent received from one property acquisition in 2010 and a rent increase on two properties.  Based on the scheduled rent for the properties owned as of February 29, 2012, the Company expects to recognize rental income from continuing operations of approximately $1,209,000 in 2012.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $214,992 and $226,620, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $39,335 and $26,554, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2010, the Company incurred property acquisition expenses of $13,958 related to the purchase of the Fresenius Medical Center in Hiram, Georgia.

For the years ended December 31, 2011 and 2010, the Company recognized interest income of $98,218 and $63,563, respectively.  In 2011, interest income increased due to interest earned on the note receivable discussed below.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2011, the Company recognized income from discontinued operations of $500,410, representing rental income less property management expenses and depreciation of $220,447 and a gain on disposal of real estate of $279,963.  For the year ended December 31, 2010, the Company recognized income from discontinued operations of $536,146, representing rental and lease settlement income less property management expenses and depreciation of $1,607,807, which was partially offset by a loss on disposal of real estate of $1,071,661.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the last three months of 2011, the Company sold 15.5650% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $750,274, which resulted in a net gain of $279,963.  The cost and related accumulated depreciation of the interests sold was $566,586 and $96,275, respectively.

Subsequent to December 31, 2011, the Company sold an additional 21.3199% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of approximately $995,500, which resulted in a net gain of approximately $351,300.  The cost and related accumulated depreciation of the interests sold was $776,072 and $131,872, respectively. The Company is attempting to sell its remaining 35.1151% interest in the property.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,705,235.

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

Liquidity and Capital Resources

During the year ended December 31, 2011, the Company's cash balances increased $820,796 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members.  During the year ended December 31, 2010, the Company's cash balances increased $20,085 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $1,140,923 in 2010 to $1,316,671 in 2011 as a result of a decrease in LLC administration and property management expenses in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total income in 2011.  During 2010, cash from operations was reduced by $13,958 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2011 and 2010, the Company generated cash flow from the sale of real estate of $750,274 and $833,631, respectively.  During the year ended December 31, 2010, the Company expended $717,359 to invest in real properties as the Company reinvested cash generated from property sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On July 23, 2010, the Company purchased a 31% interest in a Fresenius Medical Center in Hiram, Georgia for $717,359.  The property is leased to Fresenius Medical Care–Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 11.8 years (as of the date of purchase) and annual rent of $61,369 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Company.

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

For the years ended December 31, 2011 and 2010, the Company declared distributions of $1,237,114 and $1,237,111, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,200,000 and $1,199,998 and the Managing Members received distributions of $37,114 and $37,113 for the periods, respectively.

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

During 2011, one Limited Member redeemed a total of 13.50 Units for $8,766 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  During 2010, the Company did not redeem any Units from the Limited Members.  In prior years, a total of 16 Limited Members redeemed 401.08 Units for $314,561.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $271 in 2011.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Economy and Market Conditions

The impact of conditions in the economy over the last few years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Company’s properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company’s tenants and their cash flows.  If a tenant were to default on its lease obligations, the Company’s income would decrease, its distributions would likely be reduced and the value of its properties might decline.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 24 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	15

Balance Sheet as of December 31, 2011 and 2010	16

Statements for the Years Ended December 31, 2011 and 2010:

Income	17

Cash Flows	18

Changes in Members’ Equity (Deficit)	19

Notes to Financial Statements	20 – 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2011 and 2010, and the related statements of income, cash flows and changes in members' equity (deficit) for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2012

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2011	2010
Current Assets:
Cash	$1,325,472	$504,676
Receivables	11,138	11,138
Total Current Assets	1,336,610	515,814

Real Estate Held for Investment:
Land	5,241,352	6,607,755
Buildings and Equipment	10,849,854	12,104,344
Accumulated Depreciation	(1,983,515)	(1,957,234)
Real Estate Held for Investment, Net	14,107,691	16,754,865
Real Estate Held for Sale	1,705,235	0
Total Real Estate	15,812,926	16,754,865
Note Receivable	1,361,730	1,361,730
Total Assets	$18,511,266	$18,632,409

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$35,716	$19,146
Distributions Payable	309,280	309,278
Unearned Rent	39,106	37,752
Total Current Liabilities	384,102	366,176

Members’ Equity (Deficit):
Managing Members	2,619	(5,424)
Limited Members, $1,000 per Unit; 50,000 Units authorized; 24,831 Units issued; 24,417 and 24,430 Units outstanding in 2011 and 2010, respectively	18,124,545	18,271,657
Total Members’ Equity	18,127,164	18,266,233
Total Liabilities and Members’ Equity	$18,511,266	$18,632,409

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010

Rental Income	$1,196,774	$1,155,163

Expenses:
LLC Administration – Affiliates	214,992	226,620
LLC Administration and Property Management – Unrelated Parties	39,335	26,554
Property Acquisition	0	13,958
Depreciation	433,993	421,137
Total Expenses	688,320	688,269

Operating Income	508,454	466,894

Other Income:
Interest Income	98,218	63,563

Income from Continuing Operations	606,672	530,457

Income from Discontinued Operations	500,410	536,146

Net Income	$1,107,082	$1,066,603

Net Income Allocated:
Managing Members	$45,428	$53,431
Limited Members	1,061,654	1,013,172
Total	$1,107,082	$1,066,603

Income per LLC Unit:
Continuing Operations	$24.09	$21.06
Discontinued Operations	19.37	20.41
Total	$43.46	$41.47

Weighted Average Units Outstanding – Basic and Diluted	24,427	24,430

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$1,107,082	$1,066,603

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	471,628	471,317
Non-Cash Lease Settlement Income	0	(1,361,730)
(Gain) Loss on Sale of Real Estate	(279,963)	1,071,661
(Increase) Decrease in Receivables	0	(11,138)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	16,570	(87,785)
Increase (Decrease) in Unearned Rent	1,354	(8,005)
Total Adjustments	209,589	74,320
Net Cash Provided By Operating Activities	1,316,671	1,140,923

Cash Flows from Investing Activities:
Investments in Real Estate	0	(717,359)
Proceeds from Sale of Real Estate	750,274	833,631
Net Cash Provided By Investing Activities	750,274	116,272

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,237,112)	(1,237,110)
Redemption Payments	(9,037)	0
Net Cash Used For Financing Activities	(1,246,149)	(1,237,110)

Net Increase (Decrease) in Cash	820,796	20,085

Cash, beginning of year	504,676	484,591

Cash, end of year	$1,325,472	$504,676

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2009	$(21,742)	$18,458,483	$18,436,741	24,430.20

Distributions Declared	(37,113)	(1,199,998)	(1,237,111)

Net Income	53,431	1,013,172	1,066,603

Balance, December 31, 2010	(5,424)	18,271,657	18,266,233	24,430.20

Distributions Declared	(37,114)	(1,200,000)	(1,237,114)

Redemption Payments	(271)	(8,766)	(9,037)	(13.50)

Net Income	45,428	1,061,654	1,107,082

Balance, December 31, 2011	$2,619	$18,124,545	$18,127,164	24,416.70

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(1)  Organization –

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
DECEMBER 31, 2011 AND 2010

(1)  Organization – (Continued)

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

(2)  Summary of Significant Accounting Policies –

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

Receivables

Credit terms are extended to tenants in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Receivables are recorded at their estimated net realizable value.  The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Receivables considered uncollectible are written off.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

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

Investments in Real Estate

The Company purchases properties and records them at cost.  The Company tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.  For properties held for sale, the Company determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

Prior to January 1, 2009, the Company capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties.  The costs were allocated to the land, buildings and equipment.  For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs were expensed as incurred as a result of the Company adopting accounting guidance on business combinations that expands the scope of acquisition accounting.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Company’s percentage share of the properties’ land, building and equipment, liabilities, revenues and expenses.

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2011 and 2010.

Fair Value Measurements

As of December 31, 2011, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

Reclassification

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Members’ capital, net income or cash flows.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store (56.4350% – AEI Private Net Lease Millennium Fund Limited Partnership and unrelated third parties); Applebee’s restaurant in Sandusky, Ohio (55% – AEI Net Lease Income & Growth Fund XX Limited Partnership); CarMax auto superstore (14% – AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Advance Auto Parts store (45% – AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (50% – AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (35% – AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center in Shreveport, Louisiana (45% – AEI Income & Growth Fund XXI Limited Partnership); Best Buy store (34% – AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC); and Fresenius Medical Center in Hiram, Georgia (31% – AEI Income & Growth Fund 27 LLC).

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2011	2010

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members. These amounts included $1,507 of expenses related to Discontinued Operations in 2010.	$214,992	$228,127

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $5,054 and $10,938 of expenses related to Discontinued Operations in 2011 and 2010, respectively.	$44,389	$37,492

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$0	$13,958

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$37,446	$25,846

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate –

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

The Company's properties are commercial, single-tenant buildings.  The Jared Jewelry store was constructed and acquired in 2002.  The Applebee’s restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004.  The CarMax auto superstore was constructed in 2003 and acquired in 2005.  The Advance Auto Parts store was constructed in 2004 and acquired in 2006.  The Applebee’s restaurant in Fishers, Indiana was constructed in 1996 and acquired in 2006.  The Tractor Supply Company store was constructed in 2005 and acquired in 2007.  The land for the Dick’s Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Fresenius Medical Center in Shreveport, Louisiana and the Best Buy store were constructed and acquired in 2008.  The Fresenius Medical Center in Hiram, Georgia was constructed and acquired in 2010.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2011 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

Applebee’s, Sandusky, OH	$504,220	$1,057,051	$1,561,271	$324,162
CarMax, Lithia Springs, GA	570,918	749,418	1,320,336	203,594
Advance Auto Parts, Middletown, OH	91,836	744,054	835,890	166,171
Applebee’s, Fishers, IN	1,204,372	1,798,181	3,002,553	380,614
Tractor Supply, Grand Forks, ND	238,557	1,165,377	1,403,934	231,133
Dick’s Sporting Goods, Fredericksburg, VA	2,078,645	1,974,276	4,052,921	286,270
Fresenius Medical Center, Shreveport, LA	83,506	1,029,910	1,113,416	133,887
Best Buy, Lake Geneva, WI	345,298	1,738,228	2,083,526	223,072
Fresenius Medical Center, Hiram, GA	124,000	593,359	717,359	34,612
	$5,241,352	$10,849,854	$16,091,206	$1,983,515

On July 23, 2010, the Company purchased a 31% interest in a Fresenius Medical Center in Hiram, Georgia for $717,359.  The Company incurred $13,958 of acquisition expenses related to the purchase that were expensed.  The property is leased to Fresenius Medical Care–Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 11.8 years (as of the date of purchase) and annual rent of $61,369 for the interest purchased.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate – (Continued)

For properties owned as of December 31, 2011, the minimum future rent payments required by the leases are as follows:

2012	$1,415,902
2013	1,440,684
2014	1,477,939
2015	1,483,651
2016	1,499,102
Thereafter	7,259,683
$14,576,961

There were no contingent rents recognized in 2011 and 2010.

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

(6)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

Tenants	Industry	2011	2010

Apple American Group	Restaurant	$348,389	$344,329
Dick’s Sporting Goods, Inc.	Retail	284,466	284,466
Sterling Jewelers Inc.	Retail	263,136	264,313
Best Buy Stores, L.P.	Retail	148,698	148,699
Aggregate rent revenue of major tenants		$1,044,689	$1,041,807
Aggregate rent revenue of major tenants as a percentage of total rent revenue		72%	71%

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

During the last three months of 2011, the Company sold 15.5650% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $750,274, which resulted in a net gain of $279,963.  The cost and related accumulated depreciation of the interests sold was $566,586 and $96,275, respectively.

Subsequent to December 31, 2011, the Company sold an additional 21.3199% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of approximately $995,500, which resulted in a net gain of approximately $351,300.  The cost and related accumulated depreciation of the interests sold was $776,072 and $131,872, respectively. The Company is attempting to sell its remaining 35.1151% interest in the property.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,705,235.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:

	2011	2010

Rental Income	$263,136	$308,702
Lease Settlement Income	0	1,361,730
Property Management Expenses	(5,054)	(12,445)
Depreciation	(37,635)	(50,180)
Gain (Loss) on Disposal of Real Estate	279,963	(1,071,661)
Income from Discontinued Operations	$500,410	$536,146

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(8)  Members’ Capital –

For the years ended December 31, 2011 and 2010, the Company declared distributions of $1,237,114 and $1,237,111, respectively.  The Limited Members received distributions of $1,200,000 and $1,199,998 and the Managing Members received distributions of $37,114 and $37,113 for the years, respectively.  The Limited Members' distributions represent $49.13 and $49.12 per LLC Unit outstanding using 24,427 and 24,430 weighted average Units in 2011 and 2010, respectively.  The distributions represent $43.10 and $41.47 per Unit of Net Income and $6.03 and $7.65 per Unit of return of contributed capital in 2011 and 2010, respectively.

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

During 2011, one Limited Member redeemed a total of 13.50 Units for $8,766 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  During 2010, the Company did not redeem any Units from the Limited Members.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of this redemption payment and pursuant to the Operating Agreement, the Managing Members received distributions of $271 in 2011.

After the effect of redemptions and the return of capital from the sale of property, the Adjusted Capital Contribution, as defined in the Operating Agreement, is $988.50 per original $1,000 invested.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(9)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2011	2010

Net Income for Financial Reporting Purposes	$1,107,082	$1,066,603

Depreciation for Tax Purposes Under Depreciation for Financial Reporting Purposes	130,050	116,675

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	1,354	(8,005)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	0	13,958

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(33,635)	0

Loss on Sale of Real Estate for Tax Purposes Under Loss for Financial Reporting Purposes	0	60,799
Taxable Income to Members	$1,204,851	$1,250,030

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2011	2010

Members’ Equity for Financial Reporting Purposes	$18,127,164	$18,266,233

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	719,774	623,359

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	39,106	37,752

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,659,328	3,659,328
Members’ Equity for Tax Reporting Purposes	$22,545,372	$22,586,672

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees.  The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business.  The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 67, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2012.  From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 52, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2012.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2011.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2011 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2012:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2011 and 2010.

Neither the registrant, nor the Managing Member of the registrant, has a board of directors consisting of any members who are “independent.”  The sole director of the Managing Member, Robert P. Johnson, is also the Special Managing Member of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing Member.  Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the Managing Members, except as performed in connection with the audit of its financial statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2011, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2011.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (November 21, 2000) To December 31, 2011

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$2,482,128

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,200,499

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$307,632

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,205,957

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$404,575

Managing Members	3% of Net Cash Flow in any fiscal year.	$369,358

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$15,639

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2011 and 2010:

Fee Category	2011	2010

Audit Fees	$16,861	$16,670
Audit-Related Fees	0	0
Tax Fees	1,095	0
All Other Fees	0	0
Total Fees	$17,956	$16,670

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services of Independent Auditors

Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company’s audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) A list of the financial statements contained herein is set forth on page 14.

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

AEI INCOME & GROWTH FUND 24
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 29, 2012	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2012
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICKW KEENE	Chief Financial Officer and Treasurer	March 29, 2012
Patrick W. Keene	(Principal Accounting Officer)