Form 10-Q
period 2012-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2012-05-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2012 and December 31, 2011	3

	Statements for the Three Months ended March 31, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2012	2011
Current Assets:
Cash	$2,776,124	$1,325,472
Receivables	11,120	11,138
Note Receivable	44,148	0
Total Current Assets	2,831,392	1,336,610

Real Estate Held for Investment:
Land	5,117,352	5,241,352
Buildings and Equipment	10,256,495	10,849,854
Accumulated Depreciation	(2,051,468)	(1,983,515)
Real Estate Held for Investment, Net	13,322,379	14,107,691
Real Estate Held for Sale	1,543,393	1,705,235
Total Real Estate	14,865,772	15,812,926
Note Receivable – Net of Current Portion	1,317,582	1,361,730
Total Assets	$19,014,746	$18,511,266

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$158,933	$35,716
Distributions Payable	491,098	309,280
Unearned Rent	59,430	39,106
Total Current Liabilities	709,461	384,102

Members’ Equity:
Managing Members	4,663	2,619
Limited Members, $1,000 per Unit; 50,000 Units authorized; 24,831 Units issued; 24,417 Units outstanding	18,300,622	18,124,545
Total Members’ Equity	18,305,285	18,127,164
Total Liabilities and Members’ Equity	$19,014,746	$18,511,266

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Three Months Ended March 31,
	2012	2011

Rental Income	$286,840	$282,780

Expenses:
LLC Administration – Affiliates	52,715	54,106
LLC Administration and Property Management – Unrelated Parties	11,222	10,886
Depreciation	102,565	102,566
Total Expenses	166,502	167,558

Operating Income	120,338	115,222

Other Income:
Interest Income	25,711	24,554

Income from Continuing Operations	146,049	139,776

Income from Discontinued Operations	523,170	61,374

Net Income	$669,219	$201,150

Net Income Allocated:
Managing Members	$13,140	$6,035
Limited Members	656,079	195,115
Total	$669,219	$201,150

Income per LLC Unit:
Continuing Operations	$5.80	$5.55
Discontinued Operations	21.07	2.44
Total	$26.87	$7.99

Weighted Average Units Outstanding – Basic and Diluted	24,417	24,430

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$669,219	$201,150

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	108,499	121,044
Gain on Sale of Real Estate	(468,739)	0
(Increase) Decrease in Receivables	18	160
Increase (Decrease) in Payable to AEI Fund Management, Inc.	123,217	4,769
Increase (Decrease) in Unearned Rent	20,324	20,325
Total Adjustments	(216,681)	146,298
Net Cash Provided By Operating Activities	452,538	347,448

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,307,394	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(309,280)	(309,278)

Net Increase (Decrease) in Cash	1,450,652	38,170

Cash, beginning of period	1,325,472	504,676

Cash, end of period	$2,776,124	$542,846

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$(5,424)	$18,271,657	$18,266,233	24,430.20

Distributions Declared	(9,279)	(299,999)	(309,278)

Net Income	6,035	195,115	201,150

Balance, March 31, 2011	$(8,668)	$18,166,773	$18,158,105	24,430.20

Balance, December 31, 2011	$2,619	$18,124,545	$18,127,164	24,416.70

Distributions Declared	(11,096)	(480,002)	(491,098)

Net Income	13,140	656,079	669,219

Balance, March 31, 2012	$4,663	$18,300,622	$18,305,285	24,416.70

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2012 presentation.  These reclassifications had no effect on Members’ equity, net income or cash flows.

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

(6)  Discontinued Operations –

During the last three months of 2011, the Company sold 15.5650% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $750,274, which resulted in a net gain of $279,963.  The cost and related accumulated depreciation of the interests sold was $566,586 and $96,275, respectively.

During the first three months of 2012, the Company sold an additional 27.7554% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in seven separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,307,394, which resulted in a net gain of $468,739.  The cost and related accumulated depreciation of the interests sold was $1,010,333 and $171,678, respectively.

On April 2, 2012, the Company sold an additional 2.7581% of the Jared Jewelry store in Pittsburgh, Pennsylvania to an unrelated third party.  The Company received net sale proceeds of approximately $128,000, which resulted in a net gain of approximately $44,700.  The cost and related accumulated depreciation of the interest sold was $100,398 and $17,060, respectively.  The Company is attempting to sell its remaining 25.9215% interest in the property.  At March 31, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $866,580 and $1,705,235, respectively.

The Company is attempting to sell its 31% interest in the Fresenius Medical Center in Hiram, Georgia.  At March 31, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $676,813.

During the first three months of 2012, the Company distributed net sale proceeds of $181,818 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $7.37 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2012	2011

Rental Income	$61,238	$81,420
Property Management Expenses	(873)	(1,568)
Depreciation	(5,934)	(18,478)
Gain on Disposal of Real Estate	468,739	0
Income from Discontinued Operations	$523,170	$61,374

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements –

As of March 31, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2012 and 2011, the Company recognized rental income from continuing operations of $286,840 and $282,780, respectively.  In 2012, rental income increased due to a rent increase on one property.  Based on the scheduled rent for the properties owned as of April 30, 2012, the Company expects to recognize rental income from continuing operations of approximately $1,147,000 in 2012.

For the three months ended March 31, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $52,715 and $54,106, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,222 and $10,886, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2012 and 2011, the Company recognized interest income of $25,711 and $24,554, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2012, the Company recognized income from discontinued operations of $523,170, representing rental income less property management expenses and depreciation of $54,431 and a gain on disposal of real estate of $468,739.  For the three months ended March 31, 2011, the Company recognized income from discontinued operations of $61,374, representing rental income less property management expenses and depreciation.

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

During the first three months of 2012, the Company sold an additional 27.7554% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in seven separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,307,394, which resulted in a net gain of $468,739.  The cost and related accumulated depreciation of the interests sold was $1,010,333 and $171,678, respectively.

On April 2, 2012, the Company sold an additional 2.7581% of the Jared Jewelry store in Pittsburgh, Pennsylvania to an unrelated third party.  The Company received net sale proceeds of approximately $128,000, which resulted in a net gain of approximately $44,700.  The cost and related accumulated depreciation of the interest sold was $100,398 and $17,060, respectively.  The Company is attempting to sell its remaining 25.9215% interest in the property.  At March 31, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $866,580 and $1,705,235, respectively.

The Company is attempting to sell its 31% interest in the Fresenius Medical Center in Hiram, Georgia.  At March 31, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $676,813.

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

Liquidity and Capital Resources

During the three months ended March 31, 2012, the Company's cash balances increased $1,450,652 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members.  During the three months ended March 31, 2011, the Company's cash balances increased $38,170 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities increased from $347,448 in 2011 to $452,538 in 2012 as a result of a decrease in LLC administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2012, the Company generated cash flow from the sale of real estate of $1,307,394.

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

For the three months ended March 31, 2012 and 2011, the Company declared distributions of $491,098 and $309,278, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $480,002 and $299,999 and the Managing Members received distributions of $11,096 and $9,279 for the periods, respectively.  In March 2011, the Company declared a special distribution of net sale proceeds of $181,818, which resulted in a higher distribution payable at March 31, 2012.  The special distribution represented a return of capital of $7.37 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

During the first three months of 2012, the Company did not redeem any Units from the Limited Members.  On October 1, 2011, one Limited Member redeemed a total of 13.50 Units for $8,766 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of 16 Limited Members redeemed 401.08 Units for $314,561.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $271 in 2011.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

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

Dated: May 14, 2012	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)