Form 10-Q
period 2012-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2012-08-13
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2012 and December 31, 2011	3

	Statements for the Periods ended June 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2012	2011
Current Assets:
Cash	$2,204,121	$1,325,472
Receivables	3,124	11,138
Note Receivable	53,560	0
Total Current Assets	2,260,805	1,336,610

Real Estate Held for Investment:
Land	5,647,352	5,241,352
Buildings and Equipment	11,036,045	10,849,854
Acquired Intangible Lease Assets	330,950	0
Real Estate Investments, at cost	17,014,347	16,091,206
Accumulated Depreciation and Amortization	(2,160,600)	(1,983,515)
Real Estate Held for Investment, Net	14,853,747	14,107,691
Real Estate Held for Sale	562,004	1,705,235
Total Real Estate	15,415,751	15,812,926
Note Receivable – Net of Current Portion	1,304,024	1,361,730
Total Assets	$18,980,580	$18,511,266

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$124,820	$35,716
Distributions Payable	309,280	309,280
Unearned Rent	59,325	39,106
Total Current Liabilities	493,425	384,102

Members’ Equity:
Managing Members	7,996	2,619
Limited Members: 50,000 Units authorized; 24,831 Units issued; 24,417 Units outstanding	18,479,159	18,124,545
Total Members’ Equity	18,487,155	18,127,164
Total Liabilities and Members’ Equity	$18,980,580	$18,511,266

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$304,014	$283,007	$590,854	$565,787

Expenses:
LLC Administration – Affiliates	53,825	55,245	106,540	109,351
LLC Administration and Property Management – Unrelated Parties	13,109	10,369	24,331	21,255
Property Acquisition	28,861	0	28,861	0
Depreciation and Amortization	108,370	102,566	210,935	205,132
Total Expenses	204,165	168,180	370,667	335,738

Operating Income	99,849	114,827	220,187	230,049

Other Income:
Interest Income	25,980	24,748	51,691	49,302

Income from Continuing Operations	125,829	139,575	271,878	279,351

Income from Discontinued Operations	365,321	62,442	888,491	123,816

Net Income	$491,150	$202,017	$1,160,369	$403,167

Net Income Allocated:
Managing Members	$12,611	$6,060	$25,751	$12,095
Limited Members	478,539	195,957	1,134,618	391,072
Total	$491,150	$202,017	$1,160,369	$403,167

Income per LLC Unit:
Continuing Operations	$5.00	$5.54	$10.80	$11.09
Discontinued Operations	14.60	2.48	35.67	4.92
Total	$19.60	$8.02	$46.47	$16.01

Weighted Average Units Outstanding – Basic and Diluted	24,417	24,430	24,417	24,430

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$1,160,369	$403,167

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	217,631	242,088
Gain on Sale of Real Estate	(806,766)	0
(Increase) Decrease in Receivables	8,014	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	89,104	3,973
Increase (Decrease) in Unearned Rent	20,219	15,438
Total Adjustments	(471,798)	261,499
Net Cash Provided By Operating Activities	688,571	664,666

Cash Flows from Investing Activities:
Investments in Real Estate	(1,640,500)	0
Proceeds from Sale of Real Estate	2,626,810	0
Payments Received on Note Receivable	4,146	0
Net Cash Provided By Investing Activities	990,456	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(800,378)	(618,556)

Net Increase (Decrease) in Cash	878,649	46,110

Cash, beginning of period	1,325,472	504,676

Cash, end of period	$2,204,121	$550,786

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$(5,424)	$18,271,657	$18,266,233	24,430.20

Distributions Declared	(18,557)	(599,999)	(618,556)

Net Income	12,095	391,072	403,167

Balance, June 30, 2011	$(11,886)	$18,062,730	$18,050,844	24,430.20

Balance, December 31, 2011	$2,619	$18,124,545	$18,127,164	24,416.70

Distributions Declared	(20,374)	(780,004)	(800,378)

Net Income	25,751	1,134,618	1,160,369

Balance, June 30, 2012	$7,996	$18,479,159	$18,487,155	24,416.70

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

(4)  Real Estate Held for Investment –

On May 14, 2012, the Company purchased a Family Dollar store in McDonough, Georgia for $1,640,500.  The Company allocated $330,950 of the purchase price to Acquired Intangible Lease Assets and incurred $28,861 of acquisition expenses related to the purchase that were expensed.  The property is leased to Family Dollar Stores of Georgia, Inc., a subsidiary of Family Dollar Stores, Inc., under a Lease Agreement with a remaining primary term of 10.4 years (as of the date of purchase) and annual rent of $136,168.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

For the six months ended June 30, 2012 and 2011, the value of lease assets amortized to expense was $1,907 and $0, respectively, and the decrease to rental income for above-market leases was $762 and $0, respectively.  For lease intangibles owned as of June 30, 2012, the weighted average remaining life is 123 months, the estimated amortization expense for lease assets is $22,884 and the estimated decrease to rental income for above-market leases is $9,144 for each of the next five succeeding years.

On July 25, 2012, the Company purchased a 50% interest in a Coliseum Health urgent care clinic in Macon, Georgia for $967,500.  The property is leased to Macon Healthcare, LLC under a Lease Agreement with a remaining primary term of 11.7 years and annual rent of $79,625 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Company.

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

During the first six months of 2012, the Company sold an additional 41.5036% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in twelve separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,948,359, which resulted in a net gain of $694,290.  The cost and related accumulated depreciation of the interests sold was $1,510,785 and $256,716, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

In July 2012, the Company sold an additional 9.1937% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in three separate transactions, to unrelated third parties.  The Company received total net sale proceeds of approximately $423,000, which resulted in a net gain of approximately $145,200.  The cost and related accumulated depreciation of the interests sold was $334,662 and $56,867, respectively.  The Company is attempting to sell its remaining 5.7377% interest in the property.  At June 30, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $451,166 and $1,705,235, respectively.

During the first six months of 2012, the Company sold 25.9233% of the Fresenius Medical Center in Hiram, Georgia, in three separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $678,451, which resulted in a net gain of $112,476.  The cost and related accumulated depreciation of the interests sold was $599,881 and $33,906, respectively.

Subsequent to June 30, 2012, the Company sold its remaining 5.0767% interest in the Fresenius Medical Center in Hiram, Georgia to an unrelated third party.  The Company received net sale proceeds of approximately $138,000, which resulted in a net gain of approximately $27,200.  The cost and related accumulated depreciation of the interest sold was $117,428 and $6,640, respectively.  At June 30, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $110,838.

During the first six months of 2012, the Company distributed net sale proceeds of $181,818 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $7.37 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$34,245	$81,421	$95,483	$162,841
Property Management Expenses	(6,951)	(501)	(7,824)	(2,069)
Depreciation	0	(18,478)	(5,934)	(36,956)
Gain on Disposal of Real Estate	338,027	0	806,766	0
Income from Discontinued Operations	$365,321	$62,442	$888,491	$123,816

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(8)  Fair Value Measurements –

As of June 30, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

Management of the Company evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing member of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost (not including acquisition expenses).  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market leases will be amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Carrying Value of Properties

The carrying value of the properties is initially recorded at cost, not including acquisition expenses. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

Allocation of Expenses

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

Results of Operations

For the six months ended June 30, 2012 and 2011, the Company recognized rental income from continuing operations of $590,854 and $565,787, respectively.  In 2012, rental income increased due to additional rent received from one property acquisition in 2012 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of July 31, 2012, the Company expects to recognize rental income from continuing operations of approximately $1,268,000 in 2012.

For the six months ended June 30, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $106,540 and $109,351, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $24,331 and $21,255, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2012 and 2011, the Company recognized interest income of $51,691 and $49,302, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2012, the Company recognized income from discontinued operations of $888,491, representing rental income less property management expenses and depreciation of $81,725 and a gain on disposal of real estate of $806,766.  For the six months ended June 30, 2011, the Company recognized income from discontinued operations of $123,816, representing rental income less property management expenses and depreciation.

During the last three months of 2011, the Company sold 15.5650% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $750,274, which resulted in a net gain of $279,963.  The cost and related accumulated depreciation of the interests sold was $566,586 and $96,275, respectively.

During the first six months of 2012, the Company sold an additional 41.5036% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in twelve separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,948,359, which resulted in a net gain of $694,290.  The cost and related accumulated depreciation of the interests sold was $1,510,785 and $256,716, respectively.

In July 2012, the Company sold an additional 9.1937% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in three separate transactions, to unrelated third parties.  The Company received total net sale proceeds of approximately $423,000, which resulted in a net gain of approximately $145,200.  The cost and related accumulated depreciation of the interests sold was $334,662 and $56,867, respectively.  The Company is attempting to sell its remaining 5.7377% interest in the property.  At June 30, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $451,166 and $1,705,235, respectively.

During the first six months of 2012, the Company sold 25.9233% of the Fresenius Medical Center in Hiram, Georgia, in three separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $678,451, which resulted in a net gain of $112,476.  The cost and related accumulated depreciation of the interests sold was $599,881 and $33,906, respectively.

Subsequent to June 30, 2012, the Company sold its remaining 5.0767% interest in the Fresenius Medical Center in Hiram, Georgia to an unrelated third party.  The Company received net sale proceeds of approximately $138,000, which resulted in a net gain of approximately $27,200.  The cost and related accumulated depreciation of the interest sold was $117,428 and $6,640, respectively.  At June 30, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $110,838.

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

Liquidity and Capital Resources

During the six months ended June 30, 2012, the Company's cash balances increased $878,649 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.  During the six months ended June 30, 2011, the Company's cash balances increased $46,110 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities increased from $664,666 in 2011 to $688,571 in 2012 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in total rental and interest income in 2012 and an increase in LLC administration and property management expenses in 2012.  During 2012, cash from operations was reduced by $28,861 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2012, the Company generated cash flow from the sale of real estate of $2,626,810.  During the six months ended June 30, 2012, the Company expended $1,640,500 to invest in real properties as the Company reinvested cash generated from property sales.

On May 14, 2012, the Company purchased a Family Dollar store in McDonough, Georgia for $1,640,500.  The Company allocated $330,950 of the purchase price to Acquired Intangible Lease Assets and incurred $28,861 of acquisition expenses related to the purchase that were expensed.  The property is leased to Family Dollar Stores of Georgia, Inc., a subsidiary of Family Dollar Stores, Inc., under a Lease Agreement with a remaining primary term of 10.4 years (as of the date of purchase) and annual rent of $136,168.

On July 25, 2012, the Company purchased a 50% interest in a Coliseum Health urgent care clinic in Macon, Georgia for $967,500.  The property is leased to Macon Healthcare, LLC under a Lease Agreement with a remaining primary term of 11.7 years and annual rent of $79,625 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Company.

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

For the six months ended June 30, 2012 and 2011, the Company declared distributions of $800,378 and $618,556, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $780,004 and $599,999 and the Managing Members received distributions of $20,374 and $18,557 for the periods, respectively.  In March 2012, the Company declared a special distribution of net sale proceeds of $181,818, which resulted in higher distributions in 2012.  The special distribution represented a return of capital of $7.37 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

During the first six months of 2012, the Company did not redeem any Units from the Limited Members.  On October 1, 2011, one Limited Member redeemed a total of 13.50 Units for $8,766 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of 16 Limited Members redeemed 401.08 Units for $314,561.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $271 in 2011.

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

Dated: August 13, 2012	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)