Form 10-Q
period 2012-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2012-11-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2012 and December 31, 2011	3

	Statements for the Periods ended September 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2012	2011
Current Assets:
Cash	$1,709,620	$1,325,472
Receivables	3,094	11,138
Note Receivable	54,510	0
Total Current Assets	1,767,224	1,336,610

Real Estate Held for Investment:
Land	5,847,352	5,241,352
Buildings and Equipment	11,487,561	10,849,854
Acquired Intangible Lease Assets	646,934	0
Real Estate Investments, at cost	17,981,847	16,091,206
Accumulated Depreciation and Amortization	(2,287,245)	(1,983,515)
Real Estate Held for Investment, Net	15,694,602	14,107,691
Real Estate Held for Sale	173,371	1,705,235
Total Real Estate	15,867,973	15,812,926
Note Receivable – Net of Current Portion	1,290,224	1,361,730
Total Assets	$18,925,421	$18,511,266

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$112,884	$35,716
Distributions Payable	491,098	309,280
Unearned Rent	0	39,106
Total Current Liabilities	603,982	384,102

Members’ Equity:
Managing Members	9,654	2,619
Limited Members: 50,000 Units authorized; 24,831 Units issued; 24,417 Units outstanding	18,311,785	18,124,545
Total Members’ Equity	18,321,439	18,127,164
Total Liabilities and Members’ Equity	$18,925,421	$18,511,266

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$330,637	$282,779	$921,491	$848,566

Expenses:
LLC Administration – Affiliates	51,316	51,408	157,856	160,759
LLC Administration and Property Management – Unrelated Parties	6,113	7,156	30,444	28,411
Property Acquisition	30,009	0	58,870	0
Depreciation and Amortization	121,632	102,566	332,567	307,698
Total Expenses	209,070	161,130	579,737	496,868

Operating Income	121,567	121,649	341,754	351,698

Other Income:
Interest Income	25,535	24,473	77,226	73,775

Income from Continuing Operations	147,102	146,122	418,980	425,473

Income from Discontinued Operations	178,281	61,989	1,066,772	185,805

Net Income	$325,383	$208,111	$1,485,752	$611,278

Net Income Allocated:
Managing Members	$12,755	$6,243	$38,506	$18,338
Limited Members	312,628	201,868	1,447,246	592,940
Total	$325,383	$208,111	$1,485,752	$611,278

Income per LLC Unit:
Continuing Operations	$5.84	$5.80	$16.64	$16.89
Discontinued Operations	6.96	2.46	42.63	7.38
Total	$12.80	$8.26	$59.27	$24.27

Weighted Average Units Outstanding – Basic and Diluted	24,417	24,430	24,417	24,430

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2012	2011
Cash Flows from Operating Activities:
Net Income	$1,485,752	$611,278

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	344,276	363,132
Gain on Sale of Real Estate	(979,026)	0
(Increase) Decrease in Receivables	8,044	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	77,168	7,198
Increase (Decrease) in Unearned Rent	(39,106)	21,678
Total Adjustments	(588,644)	392,008
Net Cash Provided By Operating Activities	897,108	1,003,286

Cash Flows from Investing Activities:
Investments in Real Estate	(2,608,000)	0
Proceeds from Sale of Real Estate	3,187,703	0
Payments Received on Note Receivable	16,996	0
Net Cash Provided By Investing Activities	596,699	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,109,659)	(927,833)

Net Increase (Decrease) in Cash	384,148	75,453

Cash, beginning of period	1,325,472	504,676

Cash, end of period	$1,709,620	$580,129

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$(5,424)	$18,271,657	$18,266,233	24,430.20

Distributions Declared	(27,835)	(899,998)	(927,833)

Net Income	18,338	592,940	611,278

Balance, September 30, 2011	$(14,921)	$17,964,599	$17,949,678	24,430.20

Balance, December 31, 2011	$2,619	$18,124,545	$18,127,164	24,416.70

Distributions Declared	(31,471)	(1,260,006)	(1,291,477)

Net Income	38,506	1,447,246	1,485,752

Balance, September 30, 2012	$9,654	$18,311,785	$18,321,439	24,416.70

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

(4)  Real Estate Held for Investment –

On May 14, 2012, the Company purchased a Family Dollar store in McDonough, Georgia for $1,640,500.  The Company allocated $330,950 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $236,463 and above-market lease intangibles of $94,487. The Partnership incurred $31,630 of acquisition expenses related to the purchase that were expensed.  The property is leased to Family Dollar Stores of Georgia, Inc., a subsidiary of Family Dollar Stores, Inc., under a Lease Agreement with a remaining primary term of 10.4 years (as of the date of purchase) and annual rent of $136,168.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

On July 25, 2012, the Company purchased a 50% interest in a Coliseum Health urgent care clinic in Macon, Georgia for $967,500.  The Company allocated $315,984 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $125,082 and above-market lease intangibles of $190,902. The Partnership incurred $27,240 of acquisition expenses related to the purchase that were expensed.  The property is leased to Macon Healthcare, LLC under a Lease Agreement with a remaining primary term of 11.7 years and annual rent of $79,625 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Company.

For the nine months ended September 30, 2012 and 2011, the value of in-place lease intangibles amortized to expense was $9,415 and $0, respectively, and the decrease to rental income for above-market leases was $5,775 and $0, respectively.  For lease intangibles owned as of September 30, 2012, the weighted average remaining life is 129 months, the estimated amortization expense for in-place lease intangibles is $33,605 and the estimated decrease to rental income for above-market leases is $25,507 for each of the next five succeeding years.

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

During the first nine months of 2012, the Company sold an additional 50.6973% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in fifteen separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $2,371,485, which resulted in a net gain of $839,621.  The cost and related accumulated depreciation of the interests sold was $1,845,447 and $313,583, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

Subsequent to September 30, 2012, the Company sold its remaining 5.7377% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania, in two separate transactions, to unrelated third parties.  The Company received total net sale proceeds of approximately $262,000, which resulted in a net gain of approximately $86,000.  The cost and related accumulated depreciation of the interests sold was $208,860 and $35,489, respectively.  At September 30, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $173,371 and $1,705,235, respectively.

During the first nine months of 2012, the Company sold its 31.0% interest in the Fresenius Medical Center in Hiram, Georgia, in four separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $816,218, which resulted in a net gain of $139,405.  The cost and related accumulated depreciation of the interests sold was $717,359 and $40,546, respectively.

During the first nine months of 2012, the Company distributed net sale proceeds of $363,636 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $14.74 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$7,279	$81,421	$102,762	$244,262
Property Management Expenses	(1,258)	(954)	(9,082)	(3,023)
Depreciation	0	(18,478)	(5,934)	(55,434)
Gain on Disposal of Real Estate	172,260	0	979,026	0
Income from Discontinued Operations	$178,281	$61,989	$1,066,772	$185,805

(8)  Fair Value Measurements –

As of September 30, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the nine months ended September 30, 2012 and 2011, the Company recognized rental income from continuing operations of $921,491 and $848,566, respectively.  In 2012, rental income increased due to additional rent received from two property acquisitions in 2012 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of October 31, 2012, the Company expects to recognize rental income from continuing operations of approximately $1,268,000 and $1,372,000 in 2012 and 2013, respectively.

For the nine months ended September 30, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $157,856 and $160,759, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $30,444 and $28,411, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2012, the Partnership incurred property acquisition expenses of $31,630 related to the purchase of the Family Dollar store in McDonough, Georgia and $27,240 related to the purchase of the Coliseum Health urgent care clinic in Macon, Georgia.

For the nine months ended September 30, 2012 and 2011, the Company recognized interest income of $77,226 and $73,775, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2012, the Company recognized income from discontinued operations of $1,066,772, representing rental income less property management expenses and depreciation of $87,746 and a gain on disposal of real estate of $979,026.  For the nine months ended September 30, 2011, the Company recognized income from discontinued operations of $185,805, representing rental income less property management expenses and depreciation.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the first nine months of 2012, the Company sold an additional 50.6973% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in fifteen separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $2,371,485, which resulted in a net gain of $839,621.  The cost and related accumulated depreciation of the interests sold was $1,845,447 and $313,583, respectively.

Subsequent to September 30, 2012, the Company sold its remaining 5.7377% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania, in two separate transactions, to unrelated third parties.  The Company received total net sale proceeds of approximately $262,000, which resulted in a net gain of approximately $88,600.  The cost and related accumulated depreciation of the interests sold was $208,860 and $35,489, respectively.  At September 30, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $173,371 and $1,705,235, respectively.

During the first nine months of 2012, the Company sold its 31.0% interest in the Fresenius Medical Center in Hiram, Georgia, in four separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $816,218, which resulted in a net gain of $139,405.  The cost and related accumulated depreciation of the interests sold was $717,359 and $40,546, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2012, the Company's cash balances increased $384,148 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.  During the nine months ended September 30, 2011, the Company's cash balances increased $75,453 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $1,003,286 in 2011 to $897,108 in 2012 as a result of a decrease in total rental and interest income in 2012 and an increase in LLC administration and property management expenses in 2012, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was also reduced by $58,870 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2012, the Company generated cash flow from the sale of real estate of $3,187,703.  During the nine months ended September 30, 2012, the Company expended $2,608,000 to invest in real properties as the Company reinvested cash generated from property sales.

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

For the nine months ended September 30, 2012 and 2011, the Company declared distributions of $1,291,477 and $927,833, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,260,006 and $899,998 and the Managing Members received distributions of $31,471 and $27,835 for the periods, respectively.  In March and September 2012, the Company declared special distributions of net sale proceeds of $181,818 for each period, which resulted in higher distributions in 2012 and a higher distributions payable at September 30, 2012.  The special distributions represented a return of capital of $14.74 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the first nine months of 2012, the Company did not redeem any Units from the Limited Members.  On October 1, 2011, one Limited Member redeemed a total of 13.50 Units for $8,766 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of 16 Limited Members redeemed 401.08 Units for $314,561.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $271 in 2011.

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

Dated: November 12, 2012	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)