Form 10-K
period 2012-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2013-04-01
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2012

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
☐ Yes    ☒ No

As of June 30, 2012, there were 24,416.70 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,416,700.

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

The Company will hold its properties until the Managing Members determine that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives.  In deciding whether to sell properties, the Managing Members will consider factors such as potential appreciation, net cash flow and income tax considerations.  The Company expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties.  The Company reserves the right, at the discretion of the Managing Members, to either distribute proceeds from the sale of properties to the Members or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Members to pay federal and state income taxes related to any taxable gain recognized as a result of the sale.  The prospectus under which Units were initially sold indicated that the Managing Members intended to liquidate the Company through the sale of its remaining properties eight to twelve years after completion of the acquisition phase (completed in December 2003), depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.

ITEM 1.  BUSINESS.  (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases.  The properties are leased to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with one to six five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2009, the Company owned interests in ten properties with a total cost of $20,218,495.  During the year ended December 31, 2010, the Company sold one property and received net sale proceeds of $833,631, which resulted in a net loss of $1,071,661.  As a result of this sale, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from the corporation that guaranteed the lease on the property.  During the years ended December 31, 2011 and 2012, the Company sold two property interests and received net sale proceeds of $750,274 and $3,449,383, which resulted in net gains of $279,963 and $1,067,335, respectively.  During 2010 and 2012, the Company expended $717,359 and $2,608,000, respectively, to purchase three additional properties as it reinvested cash generated from property sales.  As of December 31, 2012, the Company owned interests in ten properties with a total cost of $17,981,847.

Major Tenants

During 2012, three tenants each contributed more than ten percent of the Company's total rental revenue.  The major tenants in aggregate contributed 58% of total rental revenue in 2012.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2013 and future years.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

Competition

The Company is a minor factor in the commercial real estate business.  There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company.  At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

ITEM 1.  BUSINESS.  (Continued)

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2012.
Property	Purchase Date	Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Applebee’s Restaurant Sandusky, OH (55%)	4/30/04	$1,561,271		Apple Ohio LLC	$127,782	$46.52

CarMax Auto Superstore Lithia Springs, GA (14%)	3/18/05	$1,320,336		CarMax Auto Superstores, Inc.	$102,400	$38.01

Advance Auto Parts Store Middletown, OH (45%)	6/1/06	$835,890		Advance Stores Company, Inc.	$58,647	$18.94

Applebee’s Restaurant Fishers, IN	9/21/06	$3,002,553		Apple Indiana II LLC	$232,788	$46.10

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,934		Tractor Supply Company	$108,697	$9.86

Dick’s Sporting Goods Store Fredericksburg, VA (35%)	5/8/08	$4,052,921		Dick’s Sporting Goods, Inc.	$284,466	$16.69

Fresenius Medical Center Shreveport, LA (45%)	10/2/08	$1,113,416		Bio-Medical Applications of Louisiana, LLC	$83,880	$21.93

Best Buy Store Lake Geneva, WI (34%)	10/6/08	$2,083,526		Best Buy Stores, L.P.	$148,699	$14.40

Family Dollar Store McDonough, GA	5/14/12	$1,640,500	(1)	Family Dollar Stores of Georgia, Inc.	$136,168	$16.84

Coliseum Health Clinic Macon, GA (50%)	7/25/12	$967,500	(1)	Macon Healthcare, LLC	$79,625	$23.02

(1)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Applebee’s restaurant in Sandusky, Ohio (AEI Net Lease Income & Growth Fund XX Limited Partnership); CarMax auto superstore (AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Advance Auto Parts store (AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center in Shreveport, Louisiana (AEI Income & Growth Fund XXI Limited Partnership); Best Buy store (AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC); and Coliseum Health clinic (AEI Income & Growth Fund 25 LLC).

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with one to six five-year renewal options subject to the same terms and conditions as the primary term.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years.  The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties purchased after January 1, 2009.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2012, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2012, there were 710 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $43,780 and $37,114 were made to the Managing Members and $1,860,006 and $1,200,000 were made to the Limited Members for 2012 and 2011, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $660,000 in 2012.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/12 to 10/31/12	35.00	$647.54	449.58(1)	(2)

11/1/12 to 11/30/12	--	--	--	--

12/1/12 to 12/31/12	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2012, the Company’s Units were valued at $832.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2012 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  No independent property appraisals were obtained for purposes of this valuation.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the years ended December 31, 2012 and 2011, the Company recognized rental income from continuing operations of $1,255,901 and $1,135,405, respectively.  In 2012, rental income increased due to additional rent received from two property acquisitions in 2012 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of February 28, 2013, the Company expects to recognize rental income from continuing operations of approximately $1,347,000 in 2013.

For the years ended December 31, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $205,244 and $214,992, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $33,278 and $39,103, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2012, the Company incurred property acquisition expenses of $31,630 related to the purchase of the Family Dollar store in McDonough, Georgia and $28,944 related to the purchase of the Coliseum Health urgent care clinic in Macon, Georgia.

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  At December 31, 2012 and 2011, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $1,001,399 and $1,361,730, respectively.

For the years ended December 31, 2012 and 2011, the Company recognized interest income of $102,032 and $98,218, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2012, the Company recognized income from discontinued operations of $1,156,855, representing rental income less property management expenses and depreciation of $89,520 and gain on disposal of real estate of $1,067,335.  For the year ended December 31, 2011, the Company recognized income from discontinued operations of $537,813, representing rental income less property management expenses and depreciation of $257,850 and gain on disposal of real estate of $279,963.

During 2011, the Company sold 15.5650% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $750,274, which resulted in a net gain of $279,963.  The cost and related accumulated depreciation of the interests sold was $566,586 and $96,275, respectively.

During 2012, the Company sold its remaining 56.435% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania, in 17 separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $2,633,165, which resulted in a net gain of $927,930.  The cost and related accumulated depreciation of the interests sold was $2,054,307 and $349,072, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,705,235.

During 2012, the Company sold its 31.0% interest in the Fresenius Medical Center in Hiram, Georgia, in four separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $816,218, which resulted in a net gain of $139,405.  The cost and related accumulated depreciation of the interests sold was $717,359 and $40,546, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2012, the Company's cash balances increased $452,439 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property, and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the year ended December 31, 2011, the Company's cash balances increased $820,796 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $1,316,671 in 2011 to $1,204,848 in 2012 as a result of a decrease in total rental and interest income in 2012, which was partially offset by a decrease in LLC administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was also reduced by $60,574 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2012 and 2011, the Company generated cash flow from the sale of real estate of $3,449,383 and $750,274, respectively.  During the year ended December 31, 2012, the Company expended $2,608,000 to invest in real properties as the Company reinvested cash generated from property sales.

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

For the years ended December 31, 2012 and 2011, the Company declared distributions of $1,903,786 and $1,237,114, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,860,006 and $1,200,000 and the Managing Members received distributions of $43,780 and $37,114 for the periods, respectively.  In March, September and December 2012, the Company declared special distributions of net sale proceeds of $181,818, $181,818 and $303,030, respectively, which resulted in higher distributions in 2012 and a higher distributions payable at December 31, 2012.  The special distributions represented a return of capital of $27.04 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

During 2012, two Limited Members redeemed a total of 35.0 Units for $22,664 in accordance with the Operating Agreement.  During 2011, one Limited Member redeemed a total of 13.50 Units for $8,766.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of 16 Limited Members redeemed 401.08 Units for $314,561.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $701 and $271 in 2012 and 2011, respectively.

Although the Company had no formal contractual commitments to expend capital at December 31, 2012, it entered into one commitment after this date.  In March 2013, the Company entered into an agreement to purchase a 27% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The purchase is subject to contingencies, including completion of due diligence and title work, and may not be completed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.8 years and annual rent of $63,186 for the interest to be purchased.  The remaining interest in the property is scheduled to be purchased by AEI Income & Growth Fund 25 LLC.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 24 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheet as of December 31, 2012 and 2011	18

Statements for the Years Ended December 31, 2012 and 2011:

Income	19

Cash Flows	20

Changes in Members’ Equity (Deficit)	21

Notes to Financial Statements	22 – 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2012 and 2011, and the related statements of income, cash flows and changes in members' equity (deficit) for each of the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2013

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2012	2011
Current Assets:
Cash	$1,777,911	$1,325,472
Receivables	3,319	11,138
Note Receivable	55,467	0
Total Current Assets	1,836,697	1,336,610

Real Estate Held for Investment:
Land	5,847,352	5,241,352
Buildings and Equipment	11,487,561	10,849,854
Acquired Intangible Lease Assets	646,934	0
Real Estate Investments, at cost	17,981,847	16,091,206
Accumulated Depreciation and Amortization	(2,427,143)	(1,983,515)
Real Estate Held for Investment, Net	15,554,704	14,107,691
Real Estate Held for Sale	0	1,705,235
Total Real Estate	15,554,704	15,812,926
Note Receivable, Net	945,932	1,361,730
Total Assets	$18,337,333	$18,511,266

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$96,350	$35,716
Distributions Payable	612,308	309,280
Unearned Rent	9,058	39,106
Total Current Liabilities	717,716	384,102

Members’ Equity:
Managing Members	10,360	2,619
Limited Members – 50,000 Units authorized; 24,382 and 24,417 Units issued and outstanding in 2012 and 2011, respectively	17,609,257	18,124,545
Total Members’ Equity	17,619,617	18,127,164
Total Liabilities and Members’ Equity	$18,337,333	$18,511,266
The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Year Ended December 31
	2012	2011

Rental Income	$1,255,901	$1,135,405

Expenses:
LLC Administration – Affiliates	205,244	214,992
LLC Administration and Property Management – Unrelated Parties	33,278	39,103
Property Acquisition	60,574	0
Depreciation and Amortization	466,088	410,259
Bad Debt Expense	330,000	0
Total Expenses	1,095,184	664,354

Operating Income	160,717	471,051

Other Income:
Interest Income	102,032	98,218

Income from Continuing Operations	262,749	569,269

Income from Discontinued Operations	1,156,855	537,813

Net Income	$1,419,604	$1,107,082

Net Income Allocated:
Managing Members	$52,222	$45,428
Limited Members	1,367,382	1,061,654
Total	$1,419,604	$1,107,082

Income per LLC Unit:
Continuing Operations	$10.44	$22.61
Discontinued Operations	45.58	20.85
Total – Basic and Diluted	$56.02	$43.46

Weighted Average Units Outstanding – Basic and Diluted	24,408	24,427

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2012	2011

Cash Flows from Operating Activities:
Net Income	$1,419,604	$1,107,082

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	484,174	471,628
Bad Debt Expense	330,000	0
(Gain) Loss on Sale of Real Estate	(1,067,335)	(279,963)
(Increase) Decrease in Receivables	7,819	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	60,634	16,570
Increase (Decrease) in Unearned Rent	(30,048)	1,354
Total Adjustments	(214,756)	209,589
Net Cash Provided By Operating Activities	1,204,848	1,316,671

Cash Flows from Investing Activities:
Investments in Real Estate	(2,608,000)	0
Proceeds from Sale of Real Estate	3,449,383	750,274
Payments Received on Note Receivable	30,331	0
Net Cash Provided By Investing Activities	871,714	750,274

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,600,758)	(1,237,112)
Redemption Payments	(23,365)	(9,037)
Net Cash Used For Financing Activities	(1,624,123)	(1,246,149)

Net Increase (Decrease) in Cash	452,439	820,796

Cash, beginning of year	1,325,472	504,676

Cash, end of year	$1,777,911	$1,325,472

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$(5,424)	$18,271,657	$18,266,233	24,430.20

Distributions Declared	(37,114)	(1,200,000)	(1,237,114)

Redemption Payments	(271)	(8,766)	(9,037)	(13.50)

Net Income	45,428	1,061,654	1,107,082

Balance, December 31, 2011	2,619	18,124,545	18,127,164	24,416.70

Distributions Declared	(43,780)	(1,860,006)	(1,903,786)

Redemption Payments	(701)	(22,664)	(23,365)	(35.00)

Net Income	52,222	1,367,382	1,419,604

Balance, December 31, 2012	$10,360	$17,609,257	$17,619,617	24,381.70

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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
DECEMBER 31, 2012 AND 2011

(1)  Organization – (Continued)

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of notes receivable, real estate held for investment, real estate held for sale and related intangible assets.

The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales.  A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

Notes Receivable

Notes receivable are recorded at net realizable value.  Interest is recognized according to the terms of each note.  Principal payments collected on notes receivable are included in cash flows from investing activities.  The allowance for doubtful accounts is an estimate of the amount of credit losses in the Company’s existing notes.  The allowance is recorded if it is probable that the Company will not collect all principal and interest contractually due.  The Company considers historical payment patterns, financial statement trends and analysis, and other economic factors in determining the probability of collection.  Increases and decreases in the allowance are charged to bad debt expense.  Notes are written off against the allowance when the potential for recovery is considered remote.

Income Taxes

The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members.  In general, no recognition has been given to income taxes in the accompanying financial statements.

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2009, and with few exceptions, is no longer subject to state tax examinations for tax years before 2009.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining terms of the respective leases.  Below market leases will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

The buildings and equipment of the Company are depreciated using the straight-line method for financial reporting purposes based on estimated useful lives of 25 years and 5 years, respectively.  Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2012 and 2011.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

As of December 31, 2012, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Applebee’s restaurant in Sandusky, Ohio (55% – AEI Net Lease Income & Growth Fund XX Limited Partnership); CarMax auto superstore (14% – AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Advance Auto Parts store (45% – AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (50% – AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (35% – AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center in Shreveport, Louisiana (45% – AEI Income & Growth Fund XXI Limited Partnership); Best Buy store (34% – AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC); and Coliseum Health clinic (50% – AEI Income & Growth Fund 25 LLC).

The Company owned a 72% interest in a Jared Jewelry store.  AEI Private Net Lease Millennium Fund Limited Partnership owned a 28% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2011 and 2012.  The Company owned a 31% interest in a Fresenius Medical Center in Hiram, Georgia.  AEI Income & Growth Fund 27 LLC owned a 69% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2012.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2012	2011

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$205,244	$214,992

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $9,052 and $5,286 of expenses related to Discontinued Operations in 2012 and 2011, respectively.	$42,330	$44,389

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$60,574	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$144,443	$37,446

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4) Real Estate Held for Investment –

The Company leases its properties to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with one to six five-year renewal options subject to the same terms and conditions as the primary term.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4) Real Estate Held for Investment – (Continued)

The Company's properties are commercial, single-tenant buildings.  The Applebee’s restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004.  The CarMax auto superstore was constructed in 2003 and acquired in 2005.  The Advance Auto Parts store was constructed in 2004 and acquired in 2006.  The Applebee’s restaurant in Fishers, Indiana was constructed in 1996 and acquired in 2006.  The Tractor Supply Company store was constructed in 2005 and acquired in 2007.  The land for the Dick’s Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Fresenius Medical Center in Shreveport, Louisiana and the Best Buy store were constructed and acquired in 2008.  The Family Dollar store and the Coliseum Health clinic were constructed and acquired in 2012.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2012 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

Applebee’s, Sandusky, OH	$504,220	$1,057,051	$1,561,271	$366,444
CarMax, Lithia Springs, GA	570,918	749,418	1,320,336	233,571
Advance Auto Parts, Middletown, OH	91,836	744,054	835,890	195,933
Applebee’s, Fishers, IN	1,204,372	1,798,181	3,002,553	452,541
Tractor Supply, Grand Forks, ND	238,557	1,165,377	1,403,934	277,748
Dick’s Sporting Goods, Fredericksburg, VA	2,078,645	1,974,276	4,052,921	375,487
Fresenius Medical Center, Shreveport, LA	83,506	1,029,910	1,113,416	175,083
Best Buy, Lake Geneva, WI	345,298	1,738,228	2,083,526	292,601
Family Dollar, McDonough, GA	530,000	779,550	1,309,550	19,489
Coliseum Health, Macon, GA	200,000	451,516	651,516	8,278
	$5,847,352	$11,487,561	$17,334,913	$2,397,175

For the years ended December 31, 2012 and 2011, the Company recognized depreciation expense for properties not held for sale of $448,272 and $410,259, respectively.

On May 14, 2012, the Company purchased a Family Dollar store in McDonough, Georgia for $1,640,500.  The Company allocated $330,950 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $236,463 and above-market lease intangibles of $94,487.  The Company incurred $31,630 of acquisition expenses related to the purchase that were expensed.  The property is leased to Family Dollar Stores of Georgia, Inc. under a Lease Agreement with a remaining primary term of 10.4 years (as of the date of purchase) and annual rent of $136,168.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4) Real Estate Held for Investment – (Continued)

On July 25, 2012, the Company purchased a 50% interest in a Coliseum Health urgent care clinic in Macon, Georgia for $967,500.  The Company allocated $315,984 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $125,082 and above-market lease intangibles of $190,902. The Company incurred $28,944 of acquisition expenses related to the purchase that were expensed.  The property is leased to Macon Healthcare, LLC under a Lease Agreement with a remaining primary term of 11.7 years and annual rent of $79,625 for the interest purchased.

In March 2013, the Company entered into an agreement to purchase a 27% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The purchase is subject to contingencies, including completion of due diligence and title work, and may not be completed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.8 years and annual rent of $63,186 for the interest to be purchased.  The remaining interest in the property is scheduled to be purchased by AEI Income & Growth Fund 25 LLC.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2012		2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 123 and 0 months, respectively)	$361,545	$17,816	$0	$0

Above-Market Lease Intangibles (weighted average life of 129 and 0 months, respectively)	285,389	12,152	0	0
Acquired Intangible Lease Assets	$646,934	$29,968	$0	$0

For the years ended December 31, 2012 and 2011, the value of in-place lease intangibles amortized to expense was $17,816 and $0, respectively, and the decrease to rental income for above-market leases was $12,152 and $0, respectively.  For lease intangibles not held for sale at December 31, 2012, the estimated amortization expense for in-place lease intangibles is $33,605 and the estimated decrease to rental income for above-market leases is $25,507 for each of the next five succeeding years.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4) Real Estate Held for Investment – (Continued)

For properties owned as of December 31, 2012, the minimum future rent payments required by the leases are as follows:
2013	$1,368,943
2014	1,404,472
2015	1,410,184
2016	1,420,726
2017	1,435,612
Thereafter	5,339,104
$12,379,041

There were no contingent rents recognized in 2012 and 2011.

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

Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  At December 31, 2012 and 2011, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $1,001,399 and $1,361,730, respectively.

(6)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

Tenants	Industry	2012	2011

Apple American Group	Restaurant	$360,570	$348,389
Dick’s Sporting Goods, Inc.	Retail	284,466	284,466
Best Buy Stores, L.P.	Retail	148,699	148,698
Sterling Jewelers Inc.	Retail	N/A	263,136
Aggregate rent revenue of major tenants		$793,735	$1,044,689
Aggregate rent revenue of major tenants as a percentage of total rent revenue		58%	72%

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(7)  Discontinued Operations –

During 2011, the Company sold 15.5650% of the Jared Jewelry store in Pittsburgh, Pennsylvania, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $750,274, which resulted in a net gain of $279,963.  The cost and related accumulated depreciation of the interests sold was $566,586 and $96,275, respectively.

During 2012, the Company sold its remaining 56.435% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania, in 17 separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $2,633,165, which resulted in a net gain of $927,930.  The cost and related accumulated depreciation of the interests sold was $2,054,307 and $349,072, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,705,235.

During 2012, the Company sold its 31.0% interest in the Fresenius Medical Center in Hiram, Georgia, in four separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $816,218, which resulted in a net gain of $139,405.  The cost and related accumulated depreciation of the interests sold was $717,359 and $40,546, respectively.

During 2012, the Company distributed net sale proceeds of $666,667 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $27.04 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2012	2011

Rental Income	$104,506	$324,505
Property Management Expenses	(9,052)	(5,286)
Depreciation	(5,934)	(61,369)
Gain on Disposal of Real Estate	1,067,335	279,963
Income from Discontinued Operations	$1,156,855	$537,813

(8)  Members’ Capital –

For the years ended December 31, 2012 and 2011, the Company declared distributions of $1,903,786 and $1,237,114, respectively.  The Limited Members received distributions of $1,860,006 and $1,200,000 and the Managing Members received distributions of $43,780 and $37,114 for the years, respectively.  The Limited Members' distributions represent $76.20 and $49.13 per LLC Unit outstanding using 24,408 and 24,427 weighted average Units in 2012 and 2011, respectively.  The distributions represent $55.09 and $43.10 per Unit of Net Income and $21.11 and $6.03 per Unit of return of contributed capital in 2012 and 2011, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(8)  Members’ Capital – (Continued)

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $660,000 in 2012.

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

During 2012, two Limited Members redeemed a total of 35.0 Units for $22,664 in accordance with the Operating Agreement.  During 2011, one Limited Member redeemed a total of 13.50 Units for $8,766.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $701 and $271 in 2012 and 2011, respectively.

After the effect of redemptions and the return of capital from the sale of property, the Adjusted Capital Contribution, as defined in the Operating Agreement, is $989.92 per original $1,000 invested.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(9)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2012	2011

Net Income for Financial Reporting Purposes	$1,419,604	$1,107,082

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	145,720	130,050

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	(30,047)	1,354

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	60,574	0

Bad Debt Expense for Financial Reporting Purposes Not Recognized for Tax Purposes	330,000	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(129,218)	(33,635)
Taxable Income to Members	$1,796,633	$1,204,851

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2012	2011

Members’ Equity for Financial Reporting Purposes	$17,619,617	$18,127,164

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	796,851	719,774

Adjusted Tax Basis of Note Receivable Over Note Receivable for Financial Reporting Purposes	330,000	0

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	9,058	39,106

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,659,328	3,659,328
Members’ Equity for Tax Reporting Purposes	$22,414,854	$22,545,372

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees.  The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business.  The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 68, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2013.  From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 53, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2013.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2012.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2012 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2013:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2012 and 2011.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2012, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2012.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (November 21, 2000) To December 31, 2012

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$2,482,128

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,200,499

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$368,206

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,411,201

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$549,018

Managing Members	3% of Net Cash Flow in any fiscal year.	$407,172

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$22,306

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2012 and 2011:

Fee Category	2012	2011

Audit Fees	$17,309	$16,861
Audit-Related Fees	0	0
Tax Fees	0	1,095
All Other Fees	0	0
Total Fees	$17,309	$17,956

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

(a) (1) A list of the financial statements contained herein is set forth on page 16.

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

10.3
Assignment and Assumption of Lease dated May 31, 2006 between the Company, AEI Income & Growth Fund 26 LLC and Blue Bell Partners, LLC relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14, 2006).

10.4
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

AEI INCOME & GROWTH FUND 24
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 29, 2013	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2013
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2013
Patrick W. Keene	(Principal Accounting Officer)