Form 10-Q
period 2013-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2013-05-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2013 and December 31, 2012	3

	Statements for the Three Months ended March 31, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2013	2012
Current Assets:
Cash	$1,482,297	$1,777,911
Receivables	18,277	3,319
Note Receivable	65,921	55,467
Total Current Assets	1,566,495	1,836,697

Real Estate Held for Investment:
Land	5,847,352	5,847,352
Buildings and Equipment	11,487,561	11,487,561
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Investments, at cost	17,981,847	17,981,847
Accumulated Depreciation and Amortization	(2,559,358)	(2,427,143)
Real Estate Held for Investment, Net	15,422,489	15,554,704
Note Receivable, Net	931,152	945,932
Total Assets	$17,920,136	$18,337,333

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$110,081	$96,350
Distributions Payable	309,278	612,308
Unearned Rent	18,513	9,058
Total Current Liabilities	437,872	717,716

Members’ Equity:
Managing Members	6,240	10,360
Limited Members – 50,000 Units authorized; 24,382 Units issued and outstanding	17,476,024	17,609,257
Total Members’ Equity	17,482,264	17,619,617
Total Liabilities and Members’ Equity	$17,920,136	$18,337,333

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Three Months Ended March 31
	2013	2012

Rental Income	$334,411	$286,840

Expenses:
LLC Administration – Affiliates	50,825	52,715
LLC Administration and Property Management – Unrelated Parties	9,709	11,222
Depreciation and Amortization	125,838	102,565
Total Expenses	186,372	166,502

Operating Income	148,039	120,338

Other Income:
Interest Income	23,886	25,711

Income from Continuing Operations	171,925	146,049

Income from Discontinued Operations	0	523,170

Net Income	$171,925	$669,219

Net Income Allocated:
Managing Members	$5,158	$13,140
Limited Members	166,767	656,079
Total	$171,925	$669,219

Income per LLC Unit:
Continuing Operations	$6.84	$5.80
Discontinued Operations	0.00	21.07
Total – Basic and Diluted	$6.84	$26.87

Weighted Average Units Outstanding – Basic and Diluted	24,382	24,417

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Three Months Ended March 31
	2013	2012
Cash Flows from Operating Activities:
Net Income	$171,925	$669,219

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	132,215	108,499
Gain on Sale of Real Estate	0	(468,739)
(Increase) Decrease in Receivables	(14,958)	18
Increase (Decrease) in Payable to AEI Fund Management, Inc.	13,731	123,217
Increase (Decrease) in Unearned Rent	9,455	20,324
Total Adjustments	140,443	(216,681)
Net Cash Provided By Operating Activities	312,368	452,538

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	1,307,394
Payments Received on Note Receivable	4,326	0
Net Cash Provided By Investing Activities	4,326	1,307,394

Cash Flows from Financing Activities:
Distributions Paid to Members	(612,308)	(309,280)

Net Increase (Decrease) in Cash	(295,614)	1,450,652

Cash, beginning of period	1,777,911	1,325,472

Cash, end of period	$1,482,297	$2,776,124

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$2,619	$18,124,545	$18,127,164	24,416.70

Distributions Declared	(11,096)	(480,002)	(491,098)

Net Income	13,140	656,079	669,219

Balance, March 31, 2012	$4,663	$18,300,622	$18,305,285	24,416.70

Balance, December 31, 2012	$10,360	$17,609,257	$17,619,617	24,381.70

Distributions Declared	(9,278)	(300,000)	(309,278)

Net Income	5,158	166,767	171,925

Balance, March 31, 2013	$6,240	$17,476,024	$17,482,264	24,381.70

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

(3) Real Estate Held for Investment –

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3) Real Estate Held for Investment – (Continued)

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

Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  At March 31, 2013 and December 31, 2012, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $997,073 and $1,001,399, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations –

During 2012, the Company sold its remaining 56.435% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania, in 17 separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $2,633,165, which resulted in a net gain of $927,930.  The cost and related accumulated depreciation of the interests sold was $2,054,307 and $349,072, respectively.  For the three months ended March 31, 2012, the net gain was $468,739.

During the second and third quarters of 2012, the Company sold its 31.0% interest in the Fresenius Medical Center in Hiram, Georgia, in four separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $816,218, which resulted in a net gain of $139,405.  The cost and related accumulated depreciation of the interests sold was $717,359 and $40,546, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2013	2012

Rental Income	$0	$61,238
Property Management Expenses	0	(873)
Depreciation	0	(5,934)
Gain on Disposal of Real Estate	0	468,739
Income from Discontinued Operations	$0	$523,170

(7)  Fair Value Measurements –

As of March 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2013 and 2012, the Company recognized rental income from continuing operations of $334,411 and $286,840, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012.  Based on the scheduled rent for the properties owned as of April 30, 2013, the Company expects to recognize rental income from continuing operations of approximately $1,347,000 in 2013.

For the three months ended March 31, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $50,825 and $52,715, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $9,709 and $11,222, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  At March 31, 2013 and December 31, 2012, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $997,073 and $1,001,399, respectively.

For the three months ended March 31, 2013 and 2012, the Company recognized interest income of $23,886 and $25,711, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2012, the Company recognized income from discontinued operations of $523,170, representing rental income less property management expenses and depreciation of $54,431 and gain on disposal of real estate of $468,739.

During 2012, the Company sold its remaining 56.435% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania, in 17 separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $2,633,165, which resulted in a net gain of $927,930.  The cost and related accumulated depreciation of the interests sold was $2,054,307 and $349,072, respectively.  For the three months ended March 31, 2012, the net gain was $468,739.

During the second and third quarters of 2012, the Company sold its 31.0% interest in the Fresenius Medical Center in Hiram, Georgia, in four separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $816,218, which resulted in a net gain of $139,405.  The cost and related accumulated depreciation of the interests sold was $717,359 and $40,546, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Company's cash balances decreased $295,614 as a result of distributions paid to the Members in excess of cash generated from operating and investing activities.  During the three months ended March 31, 2012, the Company's cash balances increased $1,450,652 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $452,538 in 2012 to $312,367 in 2013 as a result of a decrease in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2013.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2012, the Company generated cash flow from the sale of real estate of $1,307,394.  In subsequent periods, a portion of the cash generated from property sales was reinvested in additional real estate.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2013 and 2012, the Company declared distributions of $309,278 and $491,098, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $300,000 and $480,002 and the Managing Members received distributions of $9,278 and $11,096 for the periods, respectively.  In March, September and December 2012, the Company declared special distributions of net sale proceeds of $181,818, $181,818 and $303,030, respectively, which resulted in higher distributions declared in 2012 and a higher distributions payable at December 31, 2012.  The special distributions represented a return of capital of $7.37, $7.37 and $12.30 per LLC Unit, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

During the first three months of 2013, the Company did not redeem any Units from the Limited Members.  On October 1, 2012, two Limited Members redeemed a total of 35.0 Units for $22,664 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of 17 Limited Members redeemed 414.58 Units for $323,327.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $701 in 2012.

At March 31, 2013, the Company had entered into one formal contractual commitment to expend capital.  In March 2013, the Company entered into an agreement to purchase a 27% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The purchase is subject to contingencies, including completion of due diligence and title work, and may not be completed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.8 years and annual rent of $63,186 for the interest to be purchased.  The remaining interest in the property is scheduled to be purchased by AEI Income & Growth Fund 25 LLC.

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

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2013	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)