Form 10-Q
period 2013-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2013-08-15
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2013 and December 31, 2012	3

	Statements for the Periods ended June 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2013	2012
Current Assets:
Cash	$609,432	$1,777,911
Receivables	18,336	3,319
Note Receivable	66,581	55,467
Total Current Assets	694,349	1,836,697

Real Estate Held for Investment:
Land	5,949,952	5,847,352
Buildings and Equipment	12,043,082	11,487,561
Acquired Intangible Lease Assets	831,213	646,934
Real Estate Investments, at cost	18,824,247	17,981,847
Accumulated Depreciation and Amortization	(2,692,499)	(2,427,143)
Real Estate Held for Investment, Net	16,131,748	15,554,704
Note Receivable, Net	916,592	945,932
Total Assets	$17,742,689	$18,337,333

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$93,250	$96,350
Distributions Payable	309,279	612,308
Unearned Rent	19,212	9,058
Total Current Liabilities	421,741	717,716

Members’ Equity:
Managing Members	1,401	10,360
Limited Members – 50,000 Units authorized; 24,382 Units issued and outstanding	17,319,547	17,609,257
Total Members’ Equity	17,320,948	17,619,617
Total Liabilities and Members’ Equity	$17,742,689	$18,337,333

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$338,188	$304,014	$672,599	$590,854

Expenses:
LLC Administration – Affiliates	47,936	53,825	98,761	106,540
LLC Administration and Property Management – Unrelated Parties	15,676	13,109	25,385	24,331
Property Acquisition	19,232	28,861	19,232	28,861
Depreciation and Amortization	126,764	108,370	252,602	210,935
Total Expenses	209,608	204,165	395,980	370,667

Operating Income	128,580	99,849	276,619	220,187

Other Income:
Interest Income	23,760	25,980	47,646	51,691

Income from Continuing Operations	152,340	125,829	324,265	271,878

Income (Loss) from Discontinued Operations	(4,377)	365,321	(4,377)	888,491

Net Income	$147,963	$491,150	$319,888	$1,160,369

Net Income Allocated:
Managing Members	$4,439	$12,611	$9,597	$25,751
Limited Members	143,524	478,539	310,291	1,134,618
Total	$147,963	$491,150	$319,888	$1,160,369

Income (Loss) per LLC Unit:
Continuing Operations	$6.06	$5.00	$12.90	$10.80
Discontinued Operations	(.17)	14.60	(.17)	35.67
Total – Basic and Diluted	$5.89	$19.60	$12.73	$46.47

Weighted Average Units Outstanding – Basic and Diluted	24,382	24,417	24,382	24,417

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Six Months Ended June 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$319,888	$1,160,369

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	265,356	217,631
Gain on Sale of Real Estate	0	(806,766)
(Increase) Decrease in Receivables	(15,017)	8,014
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(3,100)	89,104
Increase (Decrease) in Unearned Rent	10,154	20,219
Total Adjustments	257,393	(471,798)
Net Cash Provided By Operating Activities	577,281	688,571

Cash Flows from Investing Activities:
Investments in Real Estate	(842,400)	(1,640,500)
Proceeds from Sale of Real Estate	0	2,626,810
Payments Received on Note Receivable	18,226	4,146
Net Cash Provided By (Used For) Investing Activities	(824,174)	990,456

Cash Flows from Financing Activities:
Distributions Paid to Members	(921,586)	(800,378)

Net Increase (Decrease) in Cash	(1,168,479)	878,649

Cash, beginning of period	1,777,911	1,325,472

Cash, end of period	$609,432	$2,204,121

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$2,619	$18,124,545	$18,127,164	24,416.70

Distributions Declared	(20,374)	(780,004)	(800,378)

Net Income	25,751	1,134,618	1,160,369

Balance, June 30, 2012	$7,996	$18,479,159	$18,487,155	24,416.70

Balance, December 31, 2012	$10,360	$17,609,257	$17,619,617	24,381.70

Distributions Declared	(18,556)	(600,001)	(618,557)

Net Income	9,597	310,291	319,888

Balance, June 30, 2013	$1,401	$17,319,547	$17,320,948	24,381.70

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Held for Investment – (Continued)

On June 12, 2013, the Company purchased a 27% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The Company allocated $184,279 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $115,022 and above-market lease intangibles of $69,257. The Company incurred $19,232 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $63,186 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC.

For the six months ended June 30, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $16,802 and $1,907, respectively, and the decrease to rental income for above-market leases was $12,754 and $762, respectively.  For lease intangibles owned as of June 30, 2013, the weighted average remaining life is 117 months for in-place lease intangibles and 121 months for above-market leases, the estimated amortization expense is $45,607 and the estimated decrease to rental income is $32,734 for each of the next five succeeding years.

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

Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  At June 30, 2013 and December 31, 2012, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts of $330,000, was $983,173 and $1,001,399, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations –

During 2012, the Company sold its remaining 56.435% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania, in 17 separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $2,633,165, which resulted in a net gain of $927,930.  The cost and related accumulated depreciation of the interests sold was $2,054,307 and $349,072, respectively.  For the six months ended June 30, 2012, the net gain was $694,290.

During the second and third quarters of 2012, the Company sold its 31.0% interest in the Fresenius Medical Center in Hiram, Georgia, in four separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $816,218, which resulted in a net gain of $139,405.  The cost and related accumulated depreciation of the interests sold was $717,359 and $40,546, respectively.  For the six months ended June 30, 2012, the net gain was $112,476.

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$0	$34,245	$0	$95,483
Property Management Expenses	(4,377)	(6,951)	(4,377)	(7,824)
Depreciation	0	0	0	(5,934)
Gain on Disposal of Real Estate	0	338,027	0	806,766
Income (Loss) from Discontinued Operations	$(4,377)	$365,321	$(4,377)	$888,491

(7)  Fair Value Measurements –

As of June 30, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2013 and 2012, the Company recognized rental income from continuing operations of $672,599 and $590,854, respectively.  In 2013, rental income increased due to additional rent received from three property acquisitions in 2012 and 2013.  Based on the scheduled rent for the properties owned as of July 31, 2013, the Company expects to recognize rental income from continuing operations of approximately $1,375,000 in 2013.

For the six months ended June 30, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $98,761 and $106,540, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,385 and $24,331, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  At June 30, 2013 and December 31, 2012, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $983,173 and $1,001,399, respectively.

For the six months ended June 30, 2013, the Company incurred property acquisition expenses of $19,232 related to the purchase of the PetSmart store in Gonzales, Louisiana.  For the six months ended June 30, 2012, the Company incurred property acquisition expenses of $28,861 related to the purchase of the Family Dollar store in McDonough, Georgia.

For the six months ended June 30, 2013 and 2012, the Company recognized interest income of $47,646 and $51,691, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2013, the Company recognized a loss from discontinued operations of $4,377, representing property management expenses.  For the six months ended June 30, 2012, the Company recognized income from discontinued operations of $888,491, representing rental income less property management expenses and depreciation of $81,725 and a gain on disposal of real estate of $806,766.

During 2012, the Company sold its remaining 56.435% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania, in 17 separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $2,633,165, which resulted in a net gain of $927,930.  The cost and related accumulated depreciation of the interests sold was $2,054,307 and $349,072, respectively.  For the six months ended June 30, 2012, the net gain was $694,290.

During the second and third quarters of 2012, the Company sold its 31.0% interest in the Fresenius Medical Center in Hiram, Georgia, in four separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $816,218, which resulted in a net gain of $139,405.  The cost and related accumulated depreciation of the interests sold was $717,359 and $40,546, respectively.  For the six months ended June 30, 2012, the net gain was $112,476.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013, the Company's cash balances decreased $1,168,479 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.  During the six months ended June 30, 2012, the Company's cash balances increased $878,649 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $688,571 in 2012 to $577,281 in 2013 as a result of a decrease in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2013.  During 2013 and 2012, cash from operations was reduced by $19,232 and $28,861, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2012, the Company generated cash flow from the sale of real estate of $2,626,810.  During the six months ended June 30, 2013 and 2012, the Company expended $842,400 and $1,640,500, respectively, to invest in real properties as the Company reinvested cash generated from property sales.

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

On June 12, 2013, the Company purchased a 27% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $63,186 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC.

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

For the six months ended June 30, 2013 and 2012, the Company declared distributions of $618,557 and $800,378, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $600,001 and $780,004 and the Managing Members received distributions of $18,556 and $20,374 for the periods, respectively.  In March, September and December 2012, the Company declared special distributions of net sale proceeds of $181,818, $181,818 and $303,030, respectively, which resulted in higher distributions declared in 2012 and a higher distributions payable at December 31, 2012.  The special distributions represented a return of capital of $7.37, $7.37 and $12.30 per LLC Unit, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company may acquire Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the six months ended June 30, 2013 and 2012, the Company did not redeem any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the economy over the last several years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Company’s properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company’s tenants and their cash flows.  If a tenant were to default on its lease obligations, the Company’s income would decrease, its distributions would likely be reduced and the value of its properties might decline.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 14, 2013	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)