Form 10-Q
period 2013-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2013-11-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2013 and December 31, 2012	3

	Statements for the Periods ended September 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2013	2012
Current Assets:
Cash	$923,969	$1,777,911
Receivables	10,667	3,319
Note Receivable	62,995	55,467
Total Current Assets	997,631	1,836,697

Real Estate Held for Investment:
Land	5,445,732	5,847,352
Buildings and Equipment	10,986,031	11,487,561
Acquired Intangible Lease Assets	831,213	646,934
Real Estate Investments, at cost	17,262,976	17,981,847
Accumulated Depreciation and Amortization	(2,436,920)	(2,427,143)
Real Estate Held for Investment, Net	14,826,056	15,554,704
Real Estate Held for Sale	1,036,013	0
Total Real Estate	15,862,069	15,554,704
Note Receivable, Net	901,773	945,932
Total Assets	$17,761,473	$18,337,333

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$135,997	$96,350
Distributions Payable	309,279	612,308
Unearned Rent	24,477	9,058
Total Current Liabilities	469,753	717,716

Members’ Equity:
Managing Members	916	10,360
Limited Members – 50,000 Units authorized; 24,382 Units issued and outstanding	17,290,804	17,609,257
Total Members’ Equity	17,291,720	17,619,617
Total Liabilities and Members’ Equity	$17,761,473	$18,337,333

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$318,553	$298,692	$927,261	$825,655

Expenses:
LLC Administration – Affiliates	47,033	51,316	145,794	157,856
LLC Administration and Property Management – Unrelated Parties	5,528	5,806	30,609	29,870
Property Acquisition	345	30,009	19,577	58,870
Depreciation and Amortization	123,823	111,061	355,283	300,854
Total Expenses	176,729	198,192	551,263	547,450

Operating Income	141,824	100,500	375,998	278,205

Other Income:
Interest Income	23,299	25,535	70,945	77,226

Income from Continuing Operations	165,123	126,035	446,943	355,431

Income from Discontinued Operations	114,928	199,348	152,996	1,130,321

Net Income	$280,051	$325,383	$599,939	$1,485,752

Net Income Allocated:
Managing Members	$8,794	$12,755	$18,391	$38,506
Limited Members	271,257	312,628	581,548	1,447,246
Total	$280,051	$325,383	$599,939	$1,485,752

Income per LLC Unit:
Continuing Operations	$6.57	$5.01	$17.78	$14.12
Discontinued Operations	4.56	7.79	6.07	45.15
Total – Basic and Diluted	$11.13	$12.80	$23.85	$59.27

Weighted Average Units Outstanding – Basic and Diluted	24,382	24,417	24,382	24,417

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$599,939	$1,485,752

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	407,934	344,276
Gain on Sale of Real Estate	(93,918)	(979,026)
(Increase) Decrease in Receivables	(7,348)	8,044
Increase (Decrease) in Payable to AEI Fund Management, Inc.	39,647	77,168
Increase (Decrease) in Unearned Rent	15,419	(39,106)
Total Adjustments	361,734	(588,644)
Net Cash Provided By Operating Activities	961,673	897,108

Cash Flows from Investing Activities:
Investments in Real Estate	(842,400)	(2,608,000)
Proceeds from Sale of Real Estate	221,019	3,187,703
Payments Received on Note Receivable	36,631	16,996
Net Cash Provided By (Used For) Investing Activities	(584,750)	596,699

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,230,865)	(1,109,659)

Net Increase (Decrease) in Cash	(853,942)	384,148

Cash, beginning of period	1,777,911	1,325,472

Cash, end of period	$923,969	$1,709,620

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$2,619	$18,124,545	$18,127,164	24,416.70

Distributions Declared	(31,471)	(1,260,006)	(1,291,477)

Net Income	38,506	1,447,246	1,485,752

Balance, September 30, 2012	$9,654	$18,311,785	$18,321,439	24,416.70

Balance, December 31, 2012	$10,360	$17,609,257	$17,619,617	24,381.70

Distributions Declared	(27,835)	(900,001)	(927,836)

Net Income	18,391	581,548	599,939

Balance, September 30, 2013	$916	$17,290,804	$17,291,720	24,381.70

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2013 presentation.  These reclassifications had no effect on Members’ equity, net income or cash flows.

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

On June 12, 2013, the Company purchased a 27% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The Company allocated $184,279 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $115,022 and above-market lease intangibles of $69,257. The Company incurred $19,577 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $63,186 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC.

For the nine months ended September 30, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $28,204 and $9,415, respectively, and the decrease to rental income for above-market leases was $20,938 and $5,775, respectively.  For lease intangibles owned as of September 30, 2013, the weighted average remaining life is 114 months for in-place lease intangibles and 118 months for above-market leases, the estimated amortization expense is $45,607 and the estimated decrease to rental income is $32,734 for each of the next five succeeding years.

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

Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  At September 30, 2013 and December 31, 2012, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts of $330,000, was $964,768 and $1,001,399, respectively.

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

(7)  Discontinued Operations –

During 2012, the Company sold its remaining 56.435% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania, in 17 separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $2,633,165, which resulted in a net gain of $927,930.  The cost and related accumulated depreciation of the interests sold was $2,054,307 and $349,072, respectively.  For the nine months ended September 30, 2012, the net gain was $839,621.

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

On September 25, 2013, the Company sold 6.0102% of the Applebee’s restaurant in Sandusky, Ohio to an unrelated third party.  The Company received net sale proceeds of $221,019, which resulted in a net gain of $93,918.  The cost and related accumulated depreciation of the interest sold was $170,610 and $43,509, respectively.

Subsequent to September 30, 2013, the Company sold an additional 18.0306% of the Applebee’s restaurant in Sandusky, Ohio, in three separate transactions, to unrelated third parties.  The Company received total net sale proceeds of approximately $664,000, which resulted in a net gain of approximately $282,700.  The cost and related accumulated depreciation of the interests sold was $511,830 and $130,527, respectively.  The Company is attempting to sell its remaining 30.9592% interest in the property.  At September 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,036,013.

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
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$31,712	$39,224	$95,603	$198,598
Property Management Expenses	(131)	(1,565)	(4,812)	(9,656)
Depreciation	(10,571)	(10,571)	(31,713)	(37,647)
Gain on Disposal of Real Estate	93,918	172,260	93,918	979,026
Income from Discontinued Operations	$114,928	$199,348	$152,996	$1,130,321

(8)  Fair Value Measurements –

As of September 30, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2013 and 2012, the Company recognized rental income from continuing operations of $927,261 and $825,655, respectively.  In 2013, rental income increased due to additional rent received from three property acquisitions in 2012 and 2013 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of October 31, 2013, the Company expects to recognize rental income from continuing operations of approximately $1,245,000 and $1,298,000 in 2013 and 2014, respectively.

For the nine months ended September 30, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $145,794 and $157,856, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $30,609 and $29,870, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  At September 30, 2013 and December 31, 2012, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $964,768 and $1,001,399, respectively.

For the nine months ended September 30, 2013, the Company incurred property acquisition expenses of $19,577 related to the purchase of the PetSmart store in Gonzales, Louisiana.  For the nine months ended September 30, 2012, the Company incurred property acquisition expenses of $31,630 related to the purchase of the Family Dollar store in McDonough, Georgia and $27,240 related to the purchase of the Coliseum Health urgent care clinic in Macon, Georgia.

For the nine months ended September 30, 2013 and 2012, the Company recognized interest income of $70,945 and $77,226, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2013, the Company recognized income from discontinued operations of $152,996, representing rental income less property management expenses and depreciation of $59,078 and gain on disposal of real estate of $93,918.  For the nine months ended September 30, 2012, the Company recognized income from discontinued operations of $1,130,321, representing rental income less property management expenses and depreciation of $151,295 and gain on disposal of real estate of $979,026.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2012, the Company sold its remaining 56.435% interest in the Jared Jewelry store in Pittsburgh, Pennsylvania, in 17 separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $2,633,165, which resulted in a net gain of $927,930.  The cost and related accumulated depreciation of the interests sold was $2,054,307 and $349,072, respectively.  For the nine months ended September 30, 2012, the net gain was $839,621.

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

On September 25, 2013, the Company sold 6.0102% of the Applebee’s restaurant in Sandusky, Ohio to an unrelated third party.  The Company received net sale proceeds of $221,019, which resulted in a net gain of $93,918.  The cost and related accumulated depreciation of the interest sold was $170,610 and $43,509, respectively.

Subsequent to September 30, 2013, the Company sold an additional 18.0306% of the Applebee’s restaurant in Sandusky, Ohio, in three separate transactions, to unrelated third parties.  The Company received total net sale proceeds of approximately $664,000, which resulted in a net gain of approximately $282,700.  The cost and related accumulated depreciation of the interests sold was $511,830 and $130,527, respectively.  The Company is attempting to sell its remaining 30.9592% interest in the property.  At September 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,036,013.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2013, the Company's cash balances decreased $853,942 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.  During the nine months ended September 30, 2012, the Company's cash balances increased $384,148 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $897,108 in 2012 to $961,673 in 2013 as a result of an increase in total rental and interest income in 2013, a decrease in LLC administration and property management expenses in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2013 and 2012, cash from operations was reduced by $19,577 and $58,870, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2013 and 2012, the Company generated cash flow from the sale of real estate of $221,019 and $3,187,703, respectively.  During the same periods, the Company expended $842,400 and $2,608,000, respectively, to invest in real properties as the Company reinvested cash generated from property sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2013 and 2012, the Company declared distributions of $927,836 and $1,291,477, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $900,001 and $1,260,006 and the Managing Members received distributions of $27,835 and $31,471 for the periods, respectively.  In March, September and December 2012, the Company declared special distributions of net sale proceeds of $181,818, $181,818 and $303,030, respectively, which resulted in higher distributions declared in 2012 and a higher distributions payable at December 31, 2012.  The special distributions represented a return of capital of $7.37, $7.37 and $12.30 per LLC Unit, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The Company may acquire Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the nine months ended September 30, 2013 and 2012, the Company did not redeem any Units from the Limited Members.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2013	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)