Form 10-K
period 2013-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2014-03-31
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2013

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
☐ Yes    ☒ No

As of June 30, 2013, there were 24,381.70 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,381,700.

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

ITEM 1.  BUSINESS.  (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases.  The properties are leased to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with one to six five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2010, the Company owned interests in ten properties with a total cost of $18,712,099.  During the years ended December 31, 2011, 2012 and 2013, the Company sold three property interests and received net sale proceeds of $750,274, $3,449,383 and $1,593,739, which resulted in net gains of $279,963, $1,067,335 and $676,070, respectively.  During 2012 and 2013, the Company expended $2,608,000 and $842,400, respectively, to purchase three additional properties as it reinvested cash generated from property sales.  As of December 31, 2013, the Company owned interests in eleven properties with a total cost of $17,592,442.

Major Tenants

During 2013, three tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 57% of total rental income in 2013.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2014.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.  PROPERTIES.

Investment Objectives

The Company's investment objectives are to acquire existing or newly-developed commercial properties that provide (i) regular rental income; (ii) growth in lease income through rent escalation provisions; (iii) capital growth through appreciation in the value of properties; (iv) reduced occupancy risks as a result of long-term leases with creditworthy corporate tenants; and (v) passive income that may be offset by eligible passive losses from other investments for tax purposes.  The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property.  However, to the extent possible, the Managing Members attempt to diversify the properties by tenant and geographic location.

Description of Properties

The Company's properties are commercial, single tenant buildings.  The properties were acquired on a debt-free basis and are leased to tenants under net leases, classified as operating leases.  The Company holds an undivided fee simple interest in the properties.

The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long-term lease, there is little competition until the Company decides to sell the property.  At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Company's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2013.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Applebee’s Restaurant Sandusky, OH (11.6063%)	4/30/04	$329,466		Apple Ohio LLC	$28,987	$50.01

CarMax Auto Superstore Lithia Springs, GA (14%)	3/18/05	$1,320,336		CarMax Auto Superstores, Inc.	$102,400	$38.01

Advance Auto Parts Store Middletown, OH (45%)	6/1/06	$835,890		Advance Stores Company, Inc.	$58,647	$18.94

Applebee’s Restaurant Fishers, IN	9/21/06	$3,002,553		Apple Indiana II LLC	$232,788	$46.10

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,934		Tractor Supply Company	$108,697	$9.86

Dick’s Sporting Goods Store Fredericksburg, VA (35%)	5/8/08	$4,052,921		Dick’s Sporting Goods, Inc.	$284,466	$16.69

Fresenius Medical Center Shreveport, LA (45%)	10/2/08	$1,113,416		Bio-Medical Applications of Louisiana, LLC	$92,268	$24.12

Best Buy Store Lake Geneva, WI (34%)	10/6/08	$2,083,526		Best Buy Stores, L.P.	$148,699	$14.40

Family Dollar Store McDonough, GA	5/14/12	$1,640,500	(1)	Family Dollar Stores of Georgia, Inc.	$136,168	$16.84

Coliseum Health Clinic Macon, GA (50%)	7/25/12	$967,500	(1)	Macon Healthcare, LLC	$79,625	$23.02

PetSmart Store Gonzales, LA (27%)	6/12/13	$842,400	(1)	PetSmart, Inc.	$63,186	$19.30

(1)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities and/or unrelated third parties:  Applebee’s restaurant in Sandusky, Ohio (AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties); CarMax auto superstore (AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Advance Auto Parts store (AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center in Shreveport, Louisiana (AEI Income & Growth Fund XXI Limited Partnership); Best Buy store (AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC); Coliseum Health clinic (AEI Income & Growth Fund 25 LLC); and PetSmart store (AEI Income & Growth Fund 25 LLC).

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

At December 31, 2013, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2013, there were 709 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $38,628 and $43,780 were made to the Managing Members and $1,350,003 and $1,860,006 were made to the Limited Members for 2013 and 2012, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $150,000 and $660,000 in 2013 and 2012, respectively.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/13 to 10/31/13	13.92	$645.30	463.50(1)	(2)

11/1/13 to 11/30/13	--	--	--	--

12/1/13 to 12/31/13	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2013, the Company’s Units were valued at $802.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2013 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  No independent property appraisals were obtained for purposes of this valuation.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

Carrying Value of Properties

Properties are carried at original cost, less accumulated depreciation and amortization. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

For the years ended December 31, 2013 and 2012, the Company recognized rental income from continuing operations of $1,143,414 and $1,025,719, respectively.  In 2013, rental income increased due to additional rent received from three property acquisitions in 2012 and 2013 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of February 28, 2014, the Company expects to recognize rental income from continuing operations of approximately $1,195,000 in 2014.

For the years ended December 31, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $191,267 and $205,244, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $33,090 and $32,467, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  As of December 31, 2013, the Fired Up owed $25,615 of past due interest, which was not accrued for financial reporting purposes.  The Company will continue to monitor the situation and work with Fired Up towards a solution.  At December 31, 2013 and 2012, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $645,224 and $1,001,399, respectively.

For the year ended December 31, 2013, the Company incurred property acquisition expenses of $19,945 related to the purchase of the PetSmart store in Gonzales, Louisiana.  For the year ended December 31, 2012, the Company incurred property acquisition expenses of $31,630 related to the purchase of the Family Dollar store in McDonough, Georgia and $28,944 related to the purchase of the Coliseum Health urgent care clinic in Macon, Georgia.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2013 and 2012, the Company recognized interest income of $69,076 and $102,032, respectively.  In 2013, interest income decreased mainly as a result of the Company recognizing less income from the Note Receivable because Fired Up stopped making payments in October 2013.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2013, the Company recognized income from discontinued operations of $825,191, representing rental income less property management expenses and depreciation of $149,121 and gain on disposal of real estate of $676,070.  For the year ended December 31, 2012, the Company recognized income from discontinued operations of $1,313,967, representing rental income less property management expenses and depreciation of $246,632 and gain on disposal of real estate of $1,067,335.

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

During 2013, the Company sold 43.3937% of the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,593,739, which resulted in a net gain of $676,070.  The cost and related accumulated depreciation of the interests sold was $1,231,805 and $314,136, respectively.

Subsequent to December 31, 2013, the Company sold its remaining 11.6063% interest in the Applebee’s restaurant in Sandusky, Ohio, in two separate transactions, to unrelated third parties.  The Company received total net sale proceeds of approximately $427,000, which resulted in a net gain of approximately $181,600.  The cost and related accumulated depreciation of the interests sold was $329,466 and $84,021, respectively.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $245,445.

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,056,788.

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

Liquidity and Capital Resources

During the years ended December 31, 2013 and 2012, the Company's cash balances increased $516,352 and $452,439, respectively, as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property, and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $1,204,848 in 2012 to $1,273,242 in 2013 as a result of a decrease in LLC administration and property management expenses in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2013.  During 2013 and 2012, cash from operations was reduced by $19,945 and $60,574, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2013 and 2012, the Company generated cash flow from the sale of real estate of $1,593,739 and $3,449,383, respectively.  During the same periods, the Company expended $842,400 and $2,608,000, respectively, to invest in real properties as the Company reinvested cash generated from property sales.

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

For the years ended December 31, 2013 and 2012, the Company declared distributions of $1,388,631 and $1,903,786, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,350,003 and $1,860,006 and the Managing Members received distributions of $38,628 and $43,780 for the years, respectively.

As part of the distributions discussed above, the Company declared special distributions of net sale proceeds.  In December 2013, the Company declared a special distribution of $151,515.  In March, September and December 2012, the Company declared special distributions of $181,818, $181,818 and $303,031, respectively, which resulted in higher distributions declared in 2012 and a higher distributions payable at December 31, 2012.  The Limited Members received distributions of $150,000 and $660,000 and the Managing Members received distributions of $1,515 and $6,667 in 2013 and 2012, respectively.  The Limited Members’ distributions represented $6.16 and $27.04 per Unit for the years, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

During 2013, one Limited Member redeemed a total of 13.92 Units for $8,982 in accordance with the Operating Agreement.  During 2012, two Limited Members redeemed a total of 35.0 Units for $22,664.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of 17 Limited Members redeemed 414.58 Units for $323,327.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $278 and $701 in 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 24 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheet as of December 31, 2013 and 2012	18

Statements for the Years Ended December 31, 2013 and 2012:

Income	19

Cash Flows	20

Changes in Members’ Equity	21

Notes to Financial Statements	22 – 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2013 and 2012, and the related statements of income, cash flows and changes in members' equity for each of the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 28, 2014

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2013	2012
Current Assets:
Cash	$2,294,263	$1,777,911
Receivables	0	3,319
Note Receivable	0	55,467
Total Current Assets	2,294,263	1,836,697

Real Estate Held for Investment:
Land	4,874,814	5,847,352
Buildings and Equipment	10,236,613	11,487,561
Acquired Intangible Lease Assets	831,213	646,934
Real Estate Investments, at cost	15,942,640	17,981,847
Accumulated Depreciation and Amortization	(2,305,379)	(2,427,143)
Real Estate Held for Investment, Net	13,637,261	15,554,704
Real Estate Held for Sale	1,302,233	0
Total Real Estate	14,939,494	15,554,704
Note Receivable, Net	645,224	945,932
Total Assets	$17,878,981	$18,337,333

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$158,154	$96,350
Distributions Payable	460,795	612,308
Unearned Rent	9,058	9,058
Total Current Liabilities	628,007	717,716

Members’ Equity:
Managing Members	6,581	10,360
Limited Members – 50,000 Units authorized; 24,368 and 24,382 Units issued and outstanding in 2013 and 2012, respectively	17,244,393	17,609,257
Total Members’ Equity	17,250,974	17,619,617
Total Liabilities and Members’ Equity	$17,878,981	$18,337,333

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME

	Year Ended December 31
	2013	2012

Rental Income	$1,143,414	$1,025,719

Expenses:
LLC Administration – Affiliates	191,267	205,244
LLC Administration and Property Management – Unrelated Parties	33,090	32,467
Property Acquisition	19,945	60,574
Depreciation and Amortization	449,131	393,829
Bad Debt Expense	315,000	330,000
Total Expenses	1,008,433	1,022,114

Operating Income	134,981	3,605

Other Income:
Interest Income	69,076	102,032

Income from Continuing Operations	204,057	105,637

Income from Discontinued Operations	825,191	1,313,967

Net Income	$1,029,248	$1,419,604

Net Income Allocated:
Managing Members	$35,127	$52,222
Limited Members	994,121	1,367,382
Total	$1,029,248	$1,419,604

Income per LLC Unit:
Continuing Operations	$8.12	$4.20
Discontinued Operations	32.66	51.82
Total – Basic and Diluted	$40.78	$56.02

Weighted Average Units Outstanding – Basic and Diluted	24,378	24,408

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2013	2012

Cash Flows from Operating Activities:
Net Income	$1,029,248	$1,419,604

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	539,941	484,174
Bad Debt Expense	315,000	330,000
(Gain) Loss on Sale of Real Estate	(676,070)	(1,067,335)
(Increase) Decrease in Receivables	3,319	7,819
Increase (Decrease) in Payable to AEI Fund Management, Inc.	61,804	60,634
Increase (Decrease) in Unearned Rent	0	(30,048)
Total Adjustments	243,994	(214,756)
Net Cash Provided By Operating Activities	1,273,242	1,204,848

Cash Flows from Investing Activities:
Investments in Real Estate	(842,400)	(2,608,000)
Proceeds from Sale of Real Estate	1,593,739	3,449,383
Payments Received on Note Receivable	41,175	30,331
Net Cash Provided By Investing Activities	792,514	871,714

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,540,144)	(1,600,758)
Redemption Payments	(9,260)	(23,365)
Net Cash Used For Financing Activities	(1,549,404)	(1,624,123)

Net Increase (Decrease) in Cash	516,352	452,439

Cash, beginning of year	1,777,911	1,325,472

Cash, end of year	$2,294,263	$1,777,911
The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$2,619	$18,124,545	$18,127,164	24,416.70

Distributions Declared	(43,780)	(1,860,006)	(1,903,786)

Redemption Payments	(701)	(22,664)	(23,365)	(35.00)

Net Income	52,222	1,367,382	1,419,604

Balance, December 31, 2012	10,360	17,609,257	17,619,617	24,381.70

Distributions Declared	(38,628)	(1,350,003)	(1,388,631)

Redemption Payments	(278)	(8,982)	(9,260)	(13.92)

Net Income	35,127	994,121	1,029,248

Balance, December 31, 2013	$6,581	$17,244,393	$17,250,974	24,367.78

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2010, and with few exceptions, is no longer subject to state tax examinations for tax years before 2010.

Revenue Recognition

The Company's real estate is leased under net leases, classified as operating leases.  The leases provide for base annual rental payments payable in monthly installments.  The Company recognizes rental income according to the terms of the individual leases.  For leases that contain stated rental increases, the increases are recognized in the year in which they are effective.  Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

Real Estate

Upon acquisition of real properties, the Company records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2013 and 2012.

Fair Value Measurements

As of December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2013 and 2012.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis.  Therefore, the Company’s properties are classified as one reportable segment.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Applebee’s restaurant in Sandusky, Ohio (11.6063% – AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties); CarMax auto superstore (14% – AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Advance Auto Parts store (45% – AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (50% – AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (35% – AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center in Shreveport, Louisiana (45% – AEI Income & Growth Fund XXI Limited Partnership); Best Buy store (34% – AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC); Coliseum Health clinic (50% – AEI Income & Growth Fund 25 LLC) ); and PetSmart store (27% – AEI Income & Growth Fund 25 LLC).

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

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:

		2013	2012

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$191,267	$205,244

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $5,134 and $9,863 of expenses related to Discontinued Operations in 2013 and 2012, respectively.	$38,224	$42,330

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$19,945	$60,574

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$57,115	$144,443

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(3)  Related Party Transactions – (Continued)

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4) Real Estate Held for Investment –

The Company leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with one to six five-year renewal options subject to the same terms and conditions as the primary term.

The Company's properties are commercial, single-tenant buildings.  The Applebee’s restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004.  The CarMax auto superstore was constructed in 2003 and acquired in 2005.  The Advance Auto Parts store was constructed in 2004 and acquired in 2006.  The Applebee’s restaurant in Fishers, Indiana was constructed in 1996 and acquired in 2006.  The Tractor Supply Company store was constructed in 2005 and acquired in 2007.  The land for the Dick’s Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Fresenius Medical Center in Shreveport, Louisiana and the Best Buy store were constructed and acquired in 2008.  The Family Dollar store and the Coliseum Health clinic were constructed and acquired in 2012.  The PetSmart store was constructed and acquired in 2013.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2013 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

Advance Auto Parts, Middletown, OH	$91,836	$744,054	$835,890	$225,695
Applebee’s, Fishers, IN	1,204,372	1,798,181	3,002,553	524,468
Tractor Supply, Grand Forks, ND	238,557	1,165,377	1,403,934	324,363
Dick’s Sporting Goods, Fredericksburg, VA	2,078,645	1,974,276	4,052,921	464,704
Fresenius Medical Center, Shreveport, LA	83,506	1,029,910	1,113,416	216,279
Best Buy, Lake Geneva, WI	345,298	1,738,228	2,083,526	362,130
Family Dollar, McDonough, GA	530,000	779,550	1,309,550	50,671
Coliseum Health, Macon, GA	200,000	451,516	651,516	26,339
PetSmart, Gonzales, LA	102,600	555,521	658,121	12,036
	$4,874,814	$10,236,613	$15,111,427	$2,206,685

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4) Real Estate Held for Investment – (Continued)

For the years ended December 31, 2013 and 2012, the Company recognized depreciation expense for properties not held for sale of $409,525 and $376,013, respectively.

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

On June 12, 2013, the Company purchased a 27% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The Company allocated $184,279 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $115,022 and above-market lease intangibles of $69,257. The Company incurred $19,945 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $63,186 for the interest purchased.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2013		2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 111 and 123 months, respectively)	$476,567	$57,422	$361,545	$17,816

Above-Market Lease Intangibles (weighted average life of 115 and 129 months, respectively)	354,646	41,272	285,389	12,152
Acquired Intangible Lease Assets	$831,213	$98,694	$646,934	$29,968

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4) Real Estate Held for Investment – (Continued)

For the years ended December 31, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $39,606 and $17,816, respectively, and the decrease to rental income for above-market leases was $29,120 and $12,152, respectively.  For lease intangibles not held for sale at December 31, 2013, the estimated amortization expense is $45,607 and the estimated decrease to rental income is $32,734 for each of the next five succeeding years.

For properties owned as of December 31, 2013, the minimum future rent payments required by the leases are as follows:
2014	$1,359,279
2015	1,364,991
2016	1,375,533
2017	1,390,419
2018	1,348,253
Thereafter	5,217,207
$12,055,682

There were no contingent rents recognized in 2013 and 2012.

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

Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  As of December 31, 2013, the Fired Up owed $25,615 of past due interest, which was not accrued for financial reporting purposes.  The Company will continue to monitor the situation and work with Fired Up towards a solution.  At December 31, 2013 and 2012, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $645,224 and $1,001,399, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(6)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2013	2012

Apple American Group	Restaurant	$346,333	$360,570
Dick’s Sporting Goods, Inc.	Retail	284,466	284,466
Best Buy Stores, L.P.	Retail	148,699	148,699
Aggregate rental income of major tenants		$779,498	$793,735
Aggregate rental income of major tenants as a percentage of total rental income		57%	58%

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

During 2013, the Company sold 43.3937% of the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,593,739, which resulted in a net gain of $676,070.  The cost and related accumulated depreciation of the interests sold was $1,231,805 and $314,136, respectively.

Subsequent to December 31, 2013, the Company sold its remaining 11.6063% interest in the Applebee’s restaurant in Sandusky, Ohio, in two separate transactions, to unrelated third parties.  The Company received total net sale proceeds of approximately $427,000, which resulted in a net gain of approximately $181,600.  The cost and related accumulated depreciation of the interests sold was $329,466 and $84,021, respectively.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $245,445.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(7)  Discontinued Operations – (Continued)

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,056,788.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2013	2012

Rental Income	$215,945	$334,688
Property Management Expenses	(5,134)	(9,863)
Depreciation	(61,690)	(78,193)
Gain on Disposal of Real Estate	676,070	1,067,335
Income from Discontinued Operations	$825,191	$1,313,967

(8)  Members’ Capital –

For the years ended December 31, 2013 and 2012, the Company declared distributions of $1,388,631 and $1,903,786, respectively.  The Limited Members received distributions of $1,350,003 and $1,860,006 and the Managing Members received distributions of $38,628 and $43,780 for the years, respectively.  The Limited Members' distributions represented $55.38 and $76.20 per LLC Unit outstanding using 24,378 and 24,408 weighted average Units in 2013 and 2012, respectively.  The distributions represented $40.41 and $55.09 per Unit of Net Income and $14.97 and $21.11 per Unit of return of contributed capital in 2013 and 2012, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $151,515 and $666,667 in 2013 and 2012, respectively.  The Limited Members received distributions of $150,000 and $660,000 and the Managing Members received distributions of $1,515 and $6,667 for the years, respectively.  The Limited Members’ distributions represented $6.16 and $27.04 per Unit for the years, respectively.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8)  Members’ Capital – (Continued)

During 2013, one Limited Member redeemed a total of 13.92 Units for $8,982 in accordance with the Operating Agreement.  During 2012, two Limited Members redeemed a total of 35.0 Units for $22,664.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $278 and $701 in 2013 and 2012, respectively.

(9)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2013	2012

Net Income for Financial Reporting Purposes	$1,029,248	$1,419,604

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	183,915	145,720

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	0	(30,047)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	19,945	60,574

Bad Debt Expense for Financial Reporting Purposes Not Recognized for Tax Purposes	315,000	330,000

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(111,463)	(129,218)
Taxable Income to Members	$1,436,645	$1,796,633

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(9)  Income Taxes – (Continued)

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2013	2012

Members’ Equity for Financial Reporting Purposes	$17,250,974	$17,619,617

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	889,248	796,851

Adjusted Tax Basis of Note Receivable Over Note Receivable for Financial Reporting Purposes	645,000	330,000

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	9,058	9,058

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,659,328	3,659,328
Members’ Equity for Tax Reporting Purposes	$22,453,608	$22,414,854

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 69, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2014.  From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 54, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2014.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2013.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2013 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2014:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2013 and 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2013, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2013.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (November 21, 2000) To December 31, 2013

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$2,482,128

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,200,499

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$388,151

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,602,468

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$606,133

Managing Members	3% of Net Cash Flow in any fiscal year.	$444,563

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$23,821

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2013 and 2012:

Fee Category	2013	2012

Audit Fees	$17,925	$17,309
Audit-Related Fees	0	0
Tax Fees	0	1,095
All Other Fees	0	0
Total Fees	$17,925	$17,309

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay PLLP in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services

Before the Independent Registered Public Accounting Firm is engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company’s audit committee.

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

AEI INCOME & GROWTH FUND 24
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 28, 2014	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2014
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2014
Patrick W. Keene	(Principal Accounting Officer)