Form 10-Q
period 2014-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2014-05-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of March 31, 2014 and December 31, 2013	3

	Statements for the Three Months ended March 31, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$2,473,631	$2,294,263

Real Estate Held for Investment:
Land	4,874,814	4,874,814
Buildings and Equipment	10,236,613	10,236,613
Acquired Intangible Lease Assets	831,213	831,213
Real Estate Investments, at cost	15,942,640	15,942,640
Accumulated Depreciation and Amortization	(2,429,893)	(2,305,379)
Real Estate Held for Investment, Net	13,512,747	13,637,261
Real Estate Held for Sale	0	1,302,233
Equity Method Investment Held for Sale	1,088,311	0
Total Real Estate	14,601,058	14,939,494
Note Receivable, Net	645,224	645,224
Total Assets	$17,719,913	$17,878,981

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$110,673	$158,154
Distributions Payable	309,280	460,795
Unearned Rent	17,842	9,058
Total Current Liabilities	437,795	628,007

Members’ Equity:
Managing Members	3,655	6,581
Limited Members – 50,000 Units authorized; 24,368 Units issued and outstanding	17,278,463	17,244,393
Total Members’ Equity	17,282,118	17,250,974
Total Liabilities and Members’ Equity	$17,719,913	$17,878,981

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME
(unaudited)

	Three Months Ended March 31
	2014	2013

Rental Income	$296,724	$276,866

Expenses:
LLC Administration – Affiliates	50,782	50,825
LLC Administration and Property Management – Unrelated Parties	13,453	10,399
Depreciation and Amortization	116,330	107,773
Total Expenses	180,565	168,997

Operating Income	116,159	107,869

Other Income:
Interest Income	1,624	23,886

Income from Continuing Operations	117,783	131,755

Income from Discontinued Operations	222,641	40,170

Net Income	$340,424	$171,925

Net Income Allocated:
Managing Members	$6,352	$5,158
Limited Members	334,072	166,767
Total	$340,424	$171,925

Income per LLC Unit:
Continuing Operations	$4.69	$5.24
Discontinued Operations	9.02	1.60
Total – Basic and Diluted	$13.71	$6.84

Weighted Average Units Outstanding – Basic and Diluted	24,368	24,382

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2014	2013
Cash Flows from Operating Activities:
Net Income	$340,424	$171,925

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	124,514	132,215
Gain on Sale of Real Estate	(176,854)	0
Income from Equity Method Investment Held for Sale	(23,005)	0
(Increase) Decrease in Receivables	0	(14,958)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(47,481)	13,731
Increase (Decrease) in Unearned Rent	8,784	9,455
Total Adjustments	(114,042)	140,443
Net Cash Provided By Operating Activities	226,382	312,368

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	422,299	0
Cash Paid for Equity Method Investment Held for Sale	(8,518)	0
Payments Received on Note Receivable	0	4,326
Net Cash Provided By Investing Activities	413,781	4,326

Cash Flows from Financing Activities:
Distributions Paid to Members	(460,795)	(612,308)

Net Increase (Decrease) in Cash	179,368	(295,614)

Cash, beginning of period	2,294,263	1,777,911

Cash, end of period	$2,473,631	$1,482,297

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$1,056,788	$0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$10,360	$17,609,257	$17,619,617	24,381.70

Distributions Declared	(9,278)	(300,000)	(309,278)

Net Income	5,158	166,767	171,925

Balance, March 31, 2013	$6,240	$17,476,024	$17,482,264	24,381.70

Balance, December 31, 2013	$6,581	$17,244,393	$17,250,974	24,367.78

Distributions Declared	(9,278)	(300,002)	(309,280)

Net Income	6,352	334,072	340,424

Balance, March 31, 2014	$3,655	$17,278,463	$17,282,118	24,367.78

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

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

(3) Recently Adopted Accounting Standards -

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The disposal of a component must represent a strategic shift that will have a major effect on the Company’s operations and financial results in order to be reported as discontinued operations, and require certain additional interim and annual disclosures.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted.  The Company has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Company anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

(4)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2014 presentation.  These reclassifications had no effect on Members’ equity, net income or cash flows.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5) Real Estate Held for Investment –

On June 12, 2013, the Company purchased a 27% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The Company allocated $184,279 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $115,022 and above-market lease intangibles of $69,257. The Company incurred $19,945 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years (as of the date of purchase) and annual rent of $63,186 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC.

(6) Equity Method Investment Held for Sale –

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property are owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by distributions received by the Company.  As of March 31, 2014, the investment balance consists of the following:

Real Estate Contributed	$1,056,788
Cash Contributed	8,518
Net Income	23,005
Distributions Received	0
Equity Method Investment Held for Sale	$1,088,311

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Note Receivable –

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

Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  As of the date of the bankruptcy filing, Fired Up owed $46,314 of past due interest, which was not accrued for financial reporting purposes.  The Company will continue to monitor the situation and work with Fired Up through the bankruptcy process towards a solution.  At March 31, 2014 and December 31, 2013, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $645,224.

(8)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(9)  Discontinued Operations –

During 2013, the Company sold 43.3937% of the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,593,739, which resulted in a net gain of $676,070.  The cost and related accumulated depreciation of the interests sold was $1,231,805 and $314,136, respectively.

During the first three months of 2014, the Company sold its remaining 11.6063% interest in the Applebee’s restaurant in Sandusky, Ohio, in two separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $422,299, which resulted in a net gain of $176,854.  The cost and related accumulated depreciation of the interests sold was $329,466 and $84,021, respectively.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $245,445.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(9)  Discontinued Operations – (Continued)

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  On March 7, 2014, to facilitate the sale of the property, the Company contributed its interest in the property via a limited liability company to CM Lithia Springs DST as described in Note 6.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,056,788.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2014	2013

Rental Income	$22,782	$58,235
Depreciation	0	(18,065)
Income from Equity Method Investment Held for Sale	23,005	0
Gain on Disposal of Real Estate	176,854	0
Income from Discontinued Operations	$222,641	$40,170

	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$22,782	$58,235
Investing Activities	$413,781	$0

(10)  Fair Value Measurements –

As of March 31, 2014 and December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the three months ended March 31, 2014 and 2013, the Company recognized rental income from continuing operations of $296,724 and $276,866, respectively.  In 2014, rental income increased due to additional rent received from one property acquisition in 2013 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of April 30, 2014, the Company expects to recognize rental income from continuing operations of approximately $1,195,000 in 2014.

For the three months ended March 31, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $50,782 and $50,825, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $13,453 and $10,399, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  As of the date of the bankruptcy filing, Fired Up owed $46,314 of past due interest, which was not accrued for financial reporting purposes.  The Company will continue to monitor the situation and work with Fired Up through the bankruptcy process towards a solution.  At March 31, 2014 and December 31, 2013, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $645,224.

For the three months ended March 31, 2014 and 2013, the Company recognized interest income of $1,624 and $23,886, respectively.  In 2014, interest income decreased mainly because the Company stopped recognizing interest on the Note from Fired Up after Fired Up stopped making payments on its Note in October 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The Company has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Company anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company included the operating results and sale of the property in discontinued operations.  In addition, the Company reclassified the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2014, the Company recognized income from discontinued operations of $222,641, representing rental income of $22,782, income from an equity method investment held for sale of $23,005, and gain on disposal of real estate of $176,854.  For the three months ended March 31, 2013, the Company recognized income from discontinued operations of $40,170, representing rental income less depreciation.

During 2013, the Company sold 43.3937% of the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,593,739, which resulted in a net gain of $676,070.  The cost and related accumulated depreciation of the interests sold was $1,231,805 and $314,136, respectively.

During the first three months of 2014, the Company sold its remaining 11.6063% interest in the Applebee’s restaurant in Sandusky, Ohio, in two separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $422,299, which resulted in a net gain of $176,854.  The cost and related accumulated depreciation of the interests sold was $329,466 and $84,021, respectively.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $245,445.

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property are owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,056,788.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by distributions received by the Company.

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

Liquidity and Capital Resources

During the three months ended March 31, 2014, the Company's cash balances increased $179,368 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.  During the three months ended March 31, 2013, the Company's cash balances decreased $295,614 as a result of distributions paid to the Members in excess of cash generated from operating and investing activities.

Net cash provided by operating activities decreased from $312,368 in 2013 to $226,382 in 2014 as a result of a decrease in total rental and interest income in 2014, an increase in LLC administration and property management expenses in 2014, and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2014, the Company generated cash flow from the sale of real estate of $422,299, and paid cash for an equity method investment held for sale of $8,518.

On June 12, 2013, the Company purchased a 27% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years (as of the date of purchase) and annual rent of $63,186 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2014 and 2013, the Company declared distributions of $309,280 and $309,278, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $300,002 and $300,000 and the Managing Members received distributions of $9,278 and $9,278 for the periods, respectively.

In December 2013, the Company declared a special distribution of net sale proceeds of $151,515, which resulted in a higher distributions payable at December 31, 2013.  The Limited Members received distributions of $150,000 and the Managing Members received distributions of $1,515.  The Limited Members’ distributions represented $6.16 per Unit for the period.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The Company may acquire Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2014 and 2013, the Company did not redeem any Units from the Limited Members.

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

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2014	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)