Form 10-Q
period 2014-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2014-08-13
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of June 30, 2014 and December 31, 2013	3

	Statements for the Periods ended June 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		20

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$3,535,899	$2,294,263

Real Estate Held for Investment:
Land	4,874,814	4,874,814
Buildings and Equipment	10,236,613	10,236,613
Acquired Intangible Lease Assets	831,213	831,213
Real Estate Investments, at cost	15,942,640	15,942,640
Accumulated Depreciation and Amortization	(2,554,407)	(2,305,379)
Real Estate Held for Investment, Net	13,388,233	13,637,261
Real Estate Held for Sale	0	1,302,233
Equity Method Investment Held for Sale	303,949	0
Total Real Estate	13,692,182	14,939,494
Note Receivable, Net	375,224	645,224
Total Assets	$17,603,305	$17,878,981

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$94,411	$158,154
Distributions Payable	307,821	460,795
Unearned Rent	49,642	9,058
Total Current Liabilities	451,874	628,007

Members’ Equity:
Managing Members	5,026	6,581
Limited Members – 50,000 Units authorized; 24,353 and 24,368 Units issued and outstanding as of 6/30/14 and 12/31/13, respectively	17,146,405	17,244,393
Total Members’ Equity	17,151,431	17,250,974
Total Liabilities and Members’ Equity	$17,603,305	$17,878,981

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$298,611	$280,642	$595,335	$557,508

Expenses:
LLC Administration – Affiliates	50,347	47,936	101,129	98,761
LLC Administration and Property Management – Unrelated Parties	12,427	14,678	25,880	25,077
Property Acquisition	0	19,232	0	19,232
Depreciation and Amortization	116,330	108,699	232,660	216,472
Bad Debt Expense	270,000	0	270,000	0
Total Expenses	449,104	190,545	629,669	359,542

Operating Income (Loss)	(150,493)	90,097	(34,334)	197,966

Other Income:
Interest Income	1,735	23,760	3,359	47,646

Income (Loss) from Continuing Operations	(148,758)	113,857	(30,975)	245,612

Income from Discontinued Operations	335,638	34,106	558,279	74,276

Net Income	$186,880	$147,963	$527,304	$319,888

Net Income Allocated:
Managing Members	$9,484	$4,439	$15,836	$9,597
Limited Members	177,396	143,524	511,468	310,291
Total	$186,880	$147,963	$527,304	$319,888

Income (Loss) per LLC Unit:
Continuing Operations	$(5.93)	$4.53	$(1.23)	$9.77
Discontinued Operations	13.21	1.36	22.23	2.96
Total – Basic and Diluted	$7.28	$5.89	$21.00	$12.73

Weighted Average Units Outstanding – Basic and Diluted	24,353	24,382	24,360	24,382

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS
(unaudited)
	Six Months Ended June 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$527,304	$319,888

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	249,028	265,356
Bad Debt Expense	270,000	0
Gain on Sale of Real Estate	(176,854)	0
Income from Equity Method Investment Held for Sale	(358,643)	0
(Increase) Decrease in Receivables	0	(15,017)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(63,743)	(3,100)
Increase (Decrease) in Unearned Rent	40,584	10,154
Total Adjustments	(39,628)	257,393
Net Cash Provided By Operating Activities	487,676	577,281

Cash Flows from Investing Activities:
Investments in Real Estate	0	(842,400)
Proceeds from Sale of Real Estate	422,299	0
Cash Paid for Equity Method Investment Held for Sale	(8,518)	0
Distribution from Equity Method Investment Held for Sale	1,120,000	0
Payments Received on Note Receivable	0	18,226
Net Cash Provided By (Used For) Investing Activities	1,533,781	(824,174)

Cash Flows from Financing Activities:
Distributions Paid to Members	(770,075)	(921,586)
Redemption Payments	(9,746)	0
Net Cash Used For Financing Activities	(779,821)	(921,586)

Net Increase (Decrease) in Cash	1,241,636	(1,168,479)

Cash, beginning of period	2,294,263	1,777,911

Cash, end of period	$3,535,899	$609,432

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$1,056,788	$0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$10,360	$17,609,257	$17,619,617	24,381.70

Distributions Declared	(18,556)	(600,001)	(618,557)

Net Income	9,597	310,291	319,888

Balance, June 30, 2013	$1,401	$17,319,547	$17,320,948	24,381.70

Balance, December 31, 2013	$6,581	$17,244,393	$17,250,974	24,367.78

Distributions Declared	(17,098)	(600,003)	(617,101)

Redemption Payments	(293)	(9,453)	(9,746)	15.02

Net Income	15,836	511,468	527,304

Balance, June 30, 2014	$5,026	$17,146,405	$17,151,431	24,352.76

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
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

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by distributions received by the Company.  As of June 30, 2014, the investment balance consists of the following:

Real Estate Contributed	$1,056,788
Cash Contributed	8,518
Net Income	358,643
Distributions Received	(1,120,000)
Equity Method Investment Held for Sale	$303,949

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Note Receivable –

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  The Note bears interest at a 7% rate.  The Note required interest only quarterly payments of $23,830 for two years and monthly payments of principal and interest of $12,242 for the next three years. A balloon payment for the outstanding principal was due on May 19, 2015.

Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  As of the date of the bankruptcy filing, Fired Up owed $46,766 of past due interest, which was not accrued for financial reporting purposes.  In July 2014, Fired Up reached a tentative agreement with the majority of its creditors on a reorganization plan.  The plan is subject to contingencies, including the approval of the bankruptcy court.  After analyzing the terms of the tentative plan, the Company recognized an additional bad debt expense of $270,000 in the second quarter of 2014.  The Company has submitted a Proof of Claim for damages to the bankruptcy court and will continue to monitor the situation.  At June 30, 2014 and December 31, 2013, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $375,224 and $645,224, respectively.

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

During the first six months of 2014, the Company distributed net sale proceeds of $70,707.  The Limited Members received distributions of $70,000 and the Managing Members received distributions of $707 for the period. The Limited Members’ distributions represented $2.87 per Unit.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$0	$57,545	$22,782	$115,091
Property Management Expenses	0	(5,374)	0	(4,685)
Depreciation	0	(18,065)	0	(36,130)
Income from Equity Method Investment Held for Sale	335,638	0	358,643	0
Gain on Disposal of Real Estate	0	0	176,854	0
Income from Discontinued Operations	$335,638	$34,106	$558,279	$74,276

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$0	$52,171	$22,782	$110,406
Investing Activities	$1,120,000	$0	$1,533,781	$0

(10)  Fair Value Measurements –

As of June 30, 2014 and December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2014 and 2013, the Company recognized rental income from continuing operations of $595,335 and $557,508, respectively.  In 2014, rental income increased due to additional rent received from one property acquisition in 2013 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of July 31, 2014, the Company expects to recognize rental income from continuing operations of approximately $1,195,000 in 2014.

For the six months ended June 30, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $101,129 and $98,761, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,880 and $25,077, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  As of the date of the bankruptcy filing, Fired Up owed $46,766 of past due interest, which was not accrued for financial reporting purposes.  In July 2014, Fired Up reached a tentative agreement with the majority of its creditors on a reorganization plan.  The plan is subject to contingencies, including the approval of the bankruptcy court.  After analyzing the terms of the tentative plan, the Company recognized an additional bad debt expense of $270,000 in the second quarter of 2014.  The Company has submitted a Proof of Claim for damages to the bankruptcy court and will continue to monitor the situation.  At June 30, 2014 and December 31, 2013, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $375,224 and $645,224, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2013, the Company incurred property acquisition expenses of $19,232 related to the purchase of the PetSmart store in Gonzales, Louisiana.

For the six months ended June 30, 2014 and 2013, the Company recognized interest income of $3,359 and $47,646, respectively.  In 2014, interest income decreased mainly because the Company stopped recognizing interest on the Note from Fired Up after Fired Up stopped making payments on its Note in October 2013.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company included the operating results and sale of the property in discontinued operations.  In addition, the Company reclassified the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2014, the Company recognized income from discontinued operations of $558,279, representing rental income of $22,782, income from an equity method investment held for sale of $358,643, and gain on disposal of real estate of $176,854.  For the six months ended June 30, 2013, the Company recognized income from discontinued operations of $74,276, representing rental income less property management expenses and depreciation.

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

Liquidity and Capital Resources

During the six months ended June 30, 2014, the Company's cash balances increased $1,241,636 as a result of cash generated from the sale of property and cash distributions received from an equity method investment held for sale, which were partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities and cash paid for an equity method investment held for sale.  During the six months ended June 30, 2013, the Company's cash balances decreased $1,168,479 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $577,281 in 2013 to $487,676 in 2014 as a result of a decrease in total rental and interest income in 2014 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2014.  During 2013, cash from operations was reduced by $19,232 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including distributions from an equity method investment held for sale.  During the six months ended June 30, 2013, the Company expended $842,400 to invest in real properties as the Company reinvested cash generated from property sales.  During the six months ended June 30, 2014, the Company paid cash for an equity method investment held for sale of $8,518.  During the six months ended June 30, 2014, the Company generated cash flow from the sale of real estate of $422,299 and received distributions from the equity method investment of $1,120,000.  The source of all but a small portion of these distributions was proceeds from the sale of the CarMax Auto Superstore as discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the six months ended June 30, 2014 and 2013, the Company declared distributions of $617,101 and $618,557, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $600,003 and $600,001 and the Managing Members received distributions of $17,098 and $18,556 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $70,707 in 2014.  The Limited Members received distributions of $70,000 and the Managing Members received distributions of $707 for the year.  The Limited Members’ distributions represented $2.87 per Unit.  In December 2013, the Company declared a special distribution of net sale proceeds of $151,515, which resulted in a higher distributions payable at December 31, 2013.  The Limited Members received distributions of $150,000 and the Managing Members received distributions of $1,515.  The Limited Members’ distributions represented $6.16 per Unit for the period.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

On April 1, 2014, two Limited Members redeemed a total of 15.02 Units for $9,453 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $293 in 2014.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/14 to 4/30/14	15.02	$629.36	478.52(1)	(2)

5/1/14 to 5/31/14	--	--	--	--

6/1/14 to 6/30/14	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2014	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)