Form 10-Q
period 2014-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2014-11-12
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of September 30, 2014 and December 31, 2013	3

	Statements for the Periods ended September 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$1,450,320	$2,294,263

Real Estate Held for Investment:
Land	4,934,814	4,874,814
Buildings and Equipment	12,175,342	10,236,613
Acquired Intangible Lease Assets	1,207,484	831,213
Real Estate Investments, at cost	18,317,640	15,942,640
Accumulated Depreciation and Amortization	(2,682,152)	(2,305,379)
Real Estate Held for Investment, Net	15,635,488	13,637,261
Real Estate Held for Sale	0	1,302,233
Equity Method Investment Held for Sale	9,700	0
Total Real Estate	15,645,188	14,939,494
Note Receivable, Net	375,224	645,224
Total Assets	$17,470,732	$17,878,981

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$138,124	$158,154
Distributions Payable	308,029	460,795
Unearned Rent	43,495	9,058
Total Current Liabilities	489,648	628,007

Members’ Equity:
Managing Members	5,658	6,581
Limited Members – 50,000 Units authorized; 24,353 and 24,368 Units issued and outstanding as of 9/30/14 and 12/31/13, respectively	16,975,426	17,244,393
Total Members’ Equity	16,981,084	17,250,974
Total Liabilities and Members’ Equity	$17,470,732	$17,878,981

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$309,001	$292,953	$904,336	$850,461

Expenses:
LLC Administration – Affiliates	50,544	47,033	151,673	145,794
LLC Administration and Property Management – Unrelated Parties	7,386	5,414	33,266	30,491
Property Acquisition	65,410	345	65,410	19,577
Depreciation and Amortization	119,561	116,329	352,221	332,801
Bad Debt Expense	0	0	270,000	0
Total Expenses	242,901	169,121	872,570	528,663

Operating Income	66,100	123,832	31,766	321,798

Other Income:
Interest Income	2,151	23,299	5,510	70,945

Income from Continuing Operations	68,251	147,131	37,276	392,743

Income from Discontinued Operations	69,432	132,920	627,711	207,196

Net Income	$137,683	$280,051	$664,987	$599,939

Net Income Allocated:
Managing Members	$8,662	$8,794	$24,498	$18,391
Limited Members	129,021	271,257	640,489	581,548
Total	$137,683	$280,051	$664,987	$599,939

Income per LLC Unit:
Continuing Operations	$2.72	$5.85	$1.48	$15.62
Discontinued Operations	2.58	5.28	24.81	8.23
Total – Basic and Diluted	$5.30	$11.13	$26.29	$23.85

Weighted Average Units Outstanding – Basic and Diluted	24,353	24,382	24,358	24,382

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$664,987	$599,939

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	376,773	407,934
Bad Debt Expense	270,000	0
Gain on Sale of Real Estate	(176,854)	(93,918)
Income from Equity Method Investment Held for Sale	(428,394)	0
(Increase) Decrease in Receivables	0	(7,348)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(20,030)	39,647
Increase (Decrease) in Unearned Rent	34,437	15,419
Total Adjustments	55,932	361,734
Net Cash Provided By Operating Activities	720,919	961,673

Cash Flows from Investing Activities:
Investments in Real Estate	(2,375,000)	(842,400)
Proceeds from Sale of Real Estate	422,299	221,019
Cash Paid for Equity Method Investment Held for Sale	(8,518)	0
Proceeds from Equity Method Investment Held for Sale	1,484,000	0
Payments Received on Note Receivable	0	36,631
Net Cash Provided By (Used For) Investing Activities	(477,219)	(584,750)

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,077,897)	(1,230,865)
Redemption Payments	(9,746)	0
Net Cash Used For Financing Activities	(1,087,643)	(1,230,865)

Net Increase (Decrease) in Cash	(843,943)	(853,942)

Cash, beginning of period	2,294,263	1,777,911

Cash, end of period	$1,450,320	$923,969

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$1,056,788	$0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$10,360	$17,609,257	$17,619,617	24,381.70

Distributions Declared	(27,835)	(900,001)	(927,836)

Net Income	18,391	581,548	599,939

Balance, September 30, 2013	$916	$17,290,804	$17,291,720	24,381.70

Balance, December 31, 2013	$6,581	$17,244,393	$17,250,974	24,367.78

Distributions Declared	(25,128)	(900,003)	(925,131)

Redemption Payments	(293)	(9,453)	(9,746)	(15.02)

Net Income	24,498	640,489	664,987

Balance, September 30, 2014	$5,658	$16,975,426	$16,981,084	24,352.76

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

On September 11, 2014, the Company purchased a Fresenius Medical Center in Grove City, Ohio for $2,375,000.  The Company allocated $376,271 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $234,602 and above-market lease intangibles of $141,669. The Company incurred $65,410 of acquisition expenses related to the purchase that were expensed.  The property is leased to Fresenius Medical Care VRO, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 10.5 years and annual rent of $169,448.

For the nine months ended September 30, 2014 and 2013, the value of in-place lease intangibles amortized to expense was $34,206 and $28,204, and the decrease to rental income for above-market leases was $24,552 and $20,938, respectively.  For lease intangibles not held for sale as of September 30, 2014, the weighted average remaining life is 109 months for in-place lease intangibles and 112 months for above-market leases.  The estimated amortization expense is $68,129 and the estimated decrease to rental income is $46,334 for each of the next five succeeding years.

(6) Equity Method Investment Held for Sale –

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6) Equity Method Investment Held for Sale – (Continued)

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  As of September 30, 2014, the investment balance consists of the following:

Real Estate Contributed	$1,056,788
Cash Contributed	8,518
Net Income – Rental Activity	23,069
Net Income – Gain on Sale of Real Estate	405,325
Distributions from Net Rental Income	(23,069)
Proceeds from Sale of Class B Interests	(1,460,931)
Equity Method Investment Held for Sale	$9,700

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

Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  As of the date of the bankruptcy filing, Fired Up owed $46,766 of past due interest, which was not accrued for financial reporting purposes.  In July 2014, Fired Up reached a tentative agreement with the majority of its creditors on a reorganization plan.  The plan is subject to contingencies, including the approval of the bankruptcy court.  After analyzing the terms of the tentative plan, the Company recognized an additional bad debt expense of $270,000 in the second quarter of 2014.  The Company has submitted a Proof of Claim for damages to the bankruptcy court and will continue to monitor the situation.  At September 30, 2014 and December 31, 2013, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $375,224 and $645,224, respectively.

(8)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(9)  Discontinued Operations –

During 2013, the Company sold 43.3937% of the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,593,739, which resulted in a net gain of $676,070.  The cost and related accumulated depreciation of the interests sold was $1,231,805 and $314,136, respectively.  For the nine months ended September 30, 2013, the net gain was $93,918.

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

During the first nine months of 2014, the Company distributed net sale proceeds of $131,313.  The Limited Members received distributions of $130,000 and the Managing Members received distributions of $1,313 for the period. The Limited Members’ distributions represented $5.33 per Unit.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$0	$57,312	$22,596	$172,403
Property Management Expenses	(319)	(245)	(133)	(4,930)
Depreciation	0	(18,065)	0	(54,195)
Income from Equity Method Investment Held for Sale	69,751	0	428,394	0
Gain on Disposal of Real Estate	0	93,918	176,854	93,918
Income from Discontinued Operations	$69,432	$132,920	$627,711	$207,196

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(9)  Discontinued Operations – (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(319)	$57,067	$22,463	$167,473
Investing Activities	$364,000	$221,019	$1,897,781	$221,019

(10)  Fair Value Measurements –

As of September 30, 2014 and December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2014 and 2013, the Company recognized rental income from continuing operations of $904,336 and $850,461, respectively.  In 2014, rental income increased due to additional rent received from two property acquisitions in 2013 and 2014 and rent increases on four properties.  Based on the scheduled rent for the properties as of October 31, 2014, the Company expects to recognize rental income from continuing operations of approximately $1,243,000 and $1,357,000 in 2014 and 2015, respectively.

For the nine months ended September 30, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $151,673 and $145,794, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $33,266 and $30,491, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  As of the date of the bankruptcy filing, Fired Up owed $46,766 of past due interest, which was not accrued for financial reporting purposes.  In July 2014, Fired Up reached a tentative agreement with the majority of its creditors on a reorganization plan.  The plan is subject to contingencies, including the approval of the bankruptcy court.  After analyzing the terms of the tentative plan, the Company recognized an additional bad debt expense of $270,000 in the second quarter of 2014.  The Company has submitted a Proof of Claim for damages to the bankruptcy court and will continue to monitor the situation.  At September 30, 2014 and December 31, 2013, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $375,224 and $645,224, respectively.

For the nine months ended September 30, 2014, the Company incurred property acquisition expenses of $65,410 related to the purchase of the Fresenius Medical Center in Grove City, Ohio.  For the nine months ended September 30, 2013, the Company incurred property acquisition expenses of $19,577 related to the purchase of the PetSmart store in Gonzales, Louisiana.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2014 and 2013, the Company recognized interest income of $5,510 and $70,945, respectively.  In 2014, interest income decreased mainly because the Company stopped recognizing interest on the Note from Fired Up after Fired Up stopped making payments on its Note in October 2013.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company included the operating results and sale of the property in discontinued operations.  In addition, the Company reclassified the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2014, the Company recognized income from discontinued operations of $627,711, representing rental income less property management expenses of $22,463, income from an equity method investment held for sale of $428,394, and gain on disposal of real estate of $176,854.  For the nine months ended September 30, 2013, the Company recognized income from discontinued operations of $207,196, representing rental income less property management expenses and depreciation of $113,278 and gain on disposal of real estate of $93,918.

During 2013, the Company sold 43.3937% of the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,593,739, which resulted in a net gain of $676,070.  The cost and related accumulated depreciation of the interests sold was $1,231,805 and $314,136, respectively.  For the nine months ended September 30, 2014, the net gain was $93,918.

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

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,056,788.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  For the nine months ended September 30, 2014, the Company’s share of the net income of CMLS was $428,394.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2014, the Company's cash balances decreased $843,943 as a result of cash used to purchase property, distributions and redemption payments paid to the Members in excess of cash generated from operating activities, and cash paid for an equity method investment held for sale, which were partially offset by cash generated from the sale of property and proceeds received from an equity method investment held for sale.  During the nine months ended September 30, 2013, the Company's cash balances decreased $853,942 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $961,673 in 2013 to $720,919 in 2014 as a result of a decrease in total rental and interest income in 2014, an increase in LLC administration and property management expenses in 2014 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014 and 2013, cash from operations was reduced by $65,410 and $19,577, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment held for sale.  During the nine months ended September 30, 2014 and 2013, the Company expended $2,375,000 and $842,400 to invest in real properties as the Company reinvested cash generated from property sales.  During the nine months ended September 30, 2014, the Company paid cash for an equity method investment held for sale of $8,518.  During the nine months ended September 30, 2014 and 2013, the Company generated cash flow from the sale of real estate of $422,299 and $221,019 and received proceeds from the equity method investment of $1,484,000 and $0, respectively.  All but a small portion of these proceeds were generated from the sale of the CarMax Auto Superstore as discussed above.

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

On September 11, 2014, the Company purchased a Fresenius Medical Center in Grove City, Ohio for $2,375,000 The property is leased to Fresenius Medical Care VRO, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 10.5 years and annual rent of $169,448.

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

For the nine months ended September 30, 2014 and 2013, the Company declared distributions of $925,131 and $927,836, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $900,003 and $900,001 and the Managing Members received distributions of $25,128 and $27,835 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $131,313 in 2014.  The Limited Members received distributions of $130,000 and the Managing Members received distributions of $1,313 for the year.  The Limited Members’ distributions represented $5.33 per Unit.  In December 2013, the Company declared a special distribution of net sale proceeds of $151,515, which resulted in a higher distributions payable at December 31, 2013.  The Limited Members received distributions of $150,000 and the Managing Members received distributions of $1,515.  The Limited Members’ distributions represented $6.16 per Unit for the period.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 12, 2014	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)