Form 10-K
period 2014-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2015-03-30
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2014

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
☐ Yes    ☒ No

As of June 30, 2014, there were 24,352.759 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,352,759.

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

Property Activity During the Last Three Years

As of December 31, 2011, the Company owned interests in ten properties with a total cost of $18,145,513.  During the years ended December 31, 2012, 2013 and 2014, the Company sold four property interests and received net sale proceeds of $3,449,383, $1,593,739 and $1,904,241, which resulted in net gains of $1,067,335, $676,070 and $593,490, respectively.  During 2012, 2013 and 2014, the Company expended $2,608,000, $842,400 and $2,375,000, respectively, to purchase four additional properties as it reinvested cash generated from property sales.  As of December 31, 2014, the Company owned interests in ten properties with a total cost of $18,317,640.

Major Tenants

During 2014, five tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 76% of total rental income in 2014.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2015.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2014.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Middletown, OH (45%)	6/1/06	$835,890		Advance Stores Company, Inc.	$64,512	$20.84

Applebee’s Restaurant Fishers, IN	9/21/06	$3,002,553		Apple Indiana II LLC	$232,788	$46.10

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,934		Tractor Supply Company	$108,697	$9.86

Dick’s Sporting Goods Store Fredericksburg, VA (35%)	5/8/08	$4,052,921		Dick’s Sporting Goods, Inc.	$301,972	$17.71

Fresenius Medical Center Shreveport, LA (45%)	10/2/08	$1,113,416		Bio-Medical Applications of Louisiana, LLC	$92,268	$24.12

Best Buy Store Lake Geneva, WI (34%)	10/6/08	$2,083,526		Best Buy Stores, L.P.	$153,826	$14.89

Family Dollar Store McDonough, GA	5/14/12	$1,640,500	(1)	Family Dollar Stores of Georgia, Inc.	$136,168	$16.84

Coliseum Health Clinic Macon, GA (50%)	7/25/12	$967,500	(1)	Macon Healthcare, LLC	$79,625	$23.02

PetSmart Store Gonzales, LA (27%)	6/12/13	$842,400	(1)	PetSmart, Inc.	$63,186	$19.30

Fresenius Medical Center Grove City, OH	9/11/14	$2,375,000	(1)	Fresenius Medical Care VRO, LLC	$169,448	$21.09

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

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Company’s percentage share of the properties’ land, building, liabilities, revenues and expenses.

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

For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties purchased after January 1, 2009.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2014, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2014, there were 705 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $33,781 and $38,628 were made to the Managing Members and $1,200,003 and $1,350,003 were made to the Limited Members for 2014 and 2013, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $160,000 and $150,000 in 2014 and 2013, respectively.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year.  The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement.  Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/14 to 10/31/14	35.50	$604.55	514.03(1)	(2)

11/1/14 to 11/30/14	--	--	--	--

12/1/14 to 12/31/14	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2014, the Company’s Units were valued at $756.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2014 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  No independent property appraisals were obtained for purposes of this valuation.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

Results of Operations

For the years ended December 31, 2014 and 2013, the Company recognized rental income from continuing operations of $1,243,376 and $1,143,414, respectively.  In 2014, rental income increased due to additional rent received from two property acquisitions in 2013 and 2014 and rent increases on four properties.  Based on the scheduled rent for the properties as of February 28, 2015, the Company expects to recognize rental income from continuing operations of approximately $1,357,000 in 2015.

For the years ended December 31, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $204,959 and $191,267, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $37,300 and $33,090, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  As of the date of the bankruptcy filing, Fired Up owed $46,766 of past due interest, which was not accrued for financial reporting purposes.  In July 2014, Fired Up reached a tentative agreement with the majority of its creditors on a reorganization plan.  The plan is subject to contingencies, including the approval of the bankruptcy court.  After analyzing the terms of the tentative plan, the Company recognized an additional bad debt expense of $270,000 in the second quarter of 2014.  The Company has submitted a Proof of Claim for damages to the bankruptcy court and will continue to monitor the situation.  At December 31, 2014 and 2013, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $375,224 and $645,224, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the year ended December 31, 2014, the Company incurred property acquisition expenses of $71,151 related to the purchase of the Fresenius Medical Center in Grove City, Ohio.  For the year ended December 31, 2013, the Company incurred property acquisition expenses of $19,945 related to the purchase of the PetSmart store in Gonzales, Louisiana.

For the years ended December 31, 2014 and 2013, the Company recognized interest income of $6,436 and $69,076, respectively.  In 2014, interest income decreased mainly because the Company stopped recognizing interest on the Note from Fired Up after Fired Up stopped making payments on its Note in October 2013.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company included the operating results and sale of the property in discontinued operations.  In addition, the Company reclassified the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2014, the Company recognized income from discontinued operations of $639,281, representing rental income of $22,716, income from an equity method investment held for sale of $436,111, and gain on disposal of real estate of $180,454.  For the year ended December 31, 2013, the Company recognized income from discontinued operations of $825,191, representing rental income less property management expenses and depreciation of $149,121 and gain on disposal of real estate of $676,070.

During 2013, the Company sold 43.3937% of the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,593,739, which resulted in a net gain of $676,070.  The cost and related accumulated depreciation of the interests sold was $1,231,805 and $314,136, respectively.

During the first three months of 2014, the Company sold its remaining 11.6063% interest in the Applebee’s restaurant in Sandusky, Ohio, in two separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $425,899, which resulted in a net gain of $180,454.  The cost and related accumulated depreciation of the interests sold was $329,466 and $84,021, respectively.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $245,445.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  For the year ended December 31, 2014, the Company’s share of the net income of CMLS was $436,111.

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

Liquidity and Capital Resources

During the year ended December 31, 2014, the Company's cash balances decreased $957,593 as a result of cash used to purchase property, cash paid for an equity method investment held for sale, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property and proceeds received from an equity method investment held for sale.  During the year ended December 31, 2013, the Company's cash balances increased $516,352 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property, and by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $1,273,242 in 2013 to $916,405 in 2014 as a result of a decrease in total rental and interest income in 2014, an increase in LLC administration and property management expenses in 2014, and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014 and 2013, cash from operations was reduced by $71,151 and $19,945, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment held for sale.  During the years ended December 31, 2014 and 2013, the Company expended $2,375,000 and $842,400 to invest in real properties as the Company reinvested cash generated from property sales.  During the year ended December 31, 2014, the Company paid cash for an equity method investment held for sale of $8,518.  During the years ended December 31, 2014 and 2013, the Company generated cash flow from the sale of real estate of $425,899 and $1,593,739 and received proceeds from the equity method investment of $1,501,417 and $0, respectively.  All but a small portion of these proceeds were generated from the sale of the CarMax Auto Superstore as discussed above.

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

The Company's primary use of cash flow, other than investment in real estate, is distribution payments to Members and cash used to repurchase Units.  The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Company attempts to maintain a stable distribution rate from quarter to quarter.  The Company may repurchase tendered Units on April 1st and October 1st of each year subject to limitations.

For the years ended December 31, 2014 and 2013, the Company declared distributions of $1,233,784 and $1,388,631, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,200,003 and $1,350,003 and the Managing Members received distributions of $33,781 and $38,628 for the years, respectively.  In December 2013, the Company declared a special distribution of net sale proceeds of $151,515, which resulted in higher distributions declared in 2013 and a higher distributions payable at December 31, 2013.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $161,616 and $151,515 in 2014 and 2013, respectively.  The Limited Members received distributions of $160,000 and $150,000 and the Managing Members received distributions of $1,616 and $1,515 for the years, respectively.  The Limited Members’ distributions represented $6.56 and $6.16 per Unit for the years, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

During 2014, the Company repurchased a total of 50.53 Units for $30,915 from six Limited Members in accordance with the Operating Agreement.  During 2013, the Company repurchased a total of 13.92 Units for $8,982 from one Limited Member.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, the Company repurchased a total of 449.58 Units for $345,991 from 19 Limited Members.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $956 and $278 in 2014 and 2013, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 24 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2014 and 2013	18

Statements for the Years Ended December 31, 2014 and 2013:

Income	19

Cash Flows	20

Changes in Members’ Equity	21

Notes to Financial Statements	22 – 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2014 and 2013, and the related statements of income, cash flows and changes in members' equity for each of the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 27, 2015

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2014	2013
Current Assets:
Cash	$1,336,670	$2,294,263

Real Estate Investments:
Land	4,934,814	4,874,814
Buildings	12,175,342	10,236,613
Acquired Intangible Lease Assets	1,207,484	831,213
Real Estate Held for Investment, at cost	18,317,640	15,942,640
Accumulated Depreciation and Amortization	(2,835,079)	(2,305,379)
Real Estate Held for Investment, Net	15,482,561	13,637,261
Real Estate Held for Sale	0	1,302,233
Total Real Estate Investments	15,482,561	14,939,494
Note Receivable, Net	375,224	645,224
Total Assets	$17,194,455	$17,878,981

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$79,307	$158,154
Distributions Payable	308,654	460,795
Unearned Rent	9,058	9,058
Total Current Liabilities	397,019	628,007

Members’ Equity:
Managing Members	5,719	6,581
Limited Members – 50,000 Units authorized; 24,317 and 24,368 Units issued and outstanding as of December 31, 2014 and 2013, respectively	16,791,717	17,244,393
Total Members’ Equity	16,797,436	17,250,974
Total Liabilities and Members’ Equity	$17,194,455	$17,878,981

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME

	Year Ended December 31
	2014	2013

Rental Income	$1,243,376	$1,143,414

Expenses:
LLC Administration – Affiliates	204,959	191,267
LLC Administration and Property Management – Unrelated Parties	37,300	33,090
Property Acquisition	71,151	19,945
Depreciation and Amortization	493,566	449,131
Bad Debt Expense	270,000	315,000
Total Expenses	1,076,976	1,008,433

Operating Income	166,400	134,981

Other Income:
Interest Income	6,436	69,076

Income from Continuing Operations	172,836	204,057

Income from Discontinued Operations	639,281	825,191

Net Income	$812,117	$1,029,248

Net Income Allocated:
Managing Members	$33,875	$35,127
Limited Members	778,242	994,121
Total	$812,117	$1,029,248

Income per LLC Unit:
Continuing Operations	$6.89	$8.12
Discontinued Operations	25.07	32.66
Total – Basic and Diluted	$31.96	$40.78

Weighted Average Units Outstanding – Basic and Diluted	24,348	24,378

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013

Cash Flows from Operating Activities:
Net Income	$812,117	$1,029,248

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	529,700	539,941
Bad Debt Expense	270,000	315,000
(Gain) Loss on Sale of Real Estate	(180,454)	(676,070)
Income from Equity Method Investment Held for Sale	(436,111)	0
(Increase) Decrease in Receivables	0	3,319
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(78,847)	61,804
Total Adjustments	104,288	243,994
Net Cash Provided By Operating Activities	916,405	1,273,242

Cash Flows from Investing Activities:
Investments in Real Estate	(2,375,000)	(842,400)
Proceeds from Sale of Real Estate	425,899	1,593,739
Cash Paid for Equity Method Investment Held for Sale	(8,518)	0
Proceeds from Equity Method Investment Held for Sale	1,501,417	0
Payments Received on Note Receivable	0	41,175
Net Cash Provided By (Used For) Investing Activities	(456,202)	792,514

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,385,925)	(1,540,144)
Repurchase of LLC Units	(31,871)	(9,260)
Net Cash Used For Financing Activities	(1,417,796)	(1,549,404)

Net Increase (Decrease) in Cash	(957,593)	516,352

Cash, beginning of year	2,294,263	1,777,911

Cash, end of year	$1,336,670	$2,294,263

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$1,056,788	$0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$10,360	$17,609,257	$17,619,617	24,381.70

Distributions Declared	(38,628)	(1,350,003)	(1,388,631)

Repurchase of LLC Units	(278)	(8,982)	(9,260)	(13.92)

Net Income	35,127	994,121	1,029,248

Balance, December 31, 2013	6,581	17,244,393	17,250,974	24,367.78

Distributions Declared	(33,781)	(1,200,003)	(1,233,784)

Repurchase of LLC Units	(956)	(30,915)	(31,871)	(50.53)

Net Income	33,875	778,242	812,117

Balance, December 31, 2014	$5,719	$16,791,717	$16,797,436	24,317.25

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of notes receivable, real estate held for investment, real estate held for sale and related intangible assets.

The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales.  A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2011, and with few exceptions, is no longer subject to state tax examinations for tax years before 2011.

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
DECEMBER 31, 2014 AND 2013

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

For financial reporting purposes, the buildings owned by the Company are depreciated using the straight-line method over an estimated useful life of 25 years.  Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Company's percentage share of the properties' land, building, liabilities, revenues and expenses.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2014 and 2013.

Fair Value Measurements

As of December 31, 2014 and 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2014 and 2013.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis.  Therefore, the Company’s properties are classified as one reportable segment.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

Recently Adopted Accounting Standards

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

The Company owned a 55% interest in an Applebee’s restaurant in Sandusky, Ohio.  AEI Net Lease Income & Growth Fund XX Limited Partnership owned a 45% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2014.

During 2014, the Company sold its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property that were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, were also sold in 2014.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(3) Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2014	2013

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$204,959	$191,267

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $5,134 of expenses related to Discontinued Operations in 2013.	$37,300	$38,224

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$71,151	$19,945

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$62,560	$57,115

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4) Real Estate Investments –

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4) Real Estate Investments – (Continued)

The Company's properties are commercial, single-tenant buildings.  The Advance Auto Parts store was constructed in 2004 and acquired in 2006.  The Applebee’s restaurant in Fishers, Indiana was constructed in 1996 and acquired in 2006.  The Tractor Supply Company store was constructed in 2005 and acquired in 2007.  The land for the Dick’s Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Fresenius Medical Center in Shreveport, Louisiana and the Best Buy store were constructed and acquired in 2008.  The Family Dollar store and the Coliseum Health clinic were constructed and acquired in 2012.  The PetSmart store was constructed and acquired in 2013.  The Fresenius Medical Center in Grove City, Ohio was constructed in 2013 and acquired in 2014.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2014 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Middletown, OH	$91,836	$744,054	$835,890	$255,457
Applebee’s, Fishers, IN	1,204,372	1,798,181	3,002,553	596,395
Tractor Supply, Grand Forks, ND	238,557	1,165,377	1,403,934	370,978
Dick’s Sporting Goods, Fredericksburg, VA	2,078,645	1,974,276	4,052,921	553,921
Fresenius Medical Center, Shreveport, LA	83,506	1,029,910	1,113,416	257,475
Best Buy, Lake Geneva, WI	345,298	1,738,228	2,083,526	431,659
Family Dollar, McDonough, GA	530,000	779,550	1,309,550	81,853
Coliseum Health, Macon, GA	200,000	451,516	651,516	44,400
PetSmart, Gonzales, LA	102,600	555,521	658,121	34,257
Fresenius Medical Center, Grove City, OH	60,000	1,938,729	1,998,729	22,619
	$4,934,814	$12,175,342	$17,110,156	$2,649,014

For the years ended December 31, 2014 and 2013, the Company recognized depreciation expense for properties not held for sale of $442,329 and $409,525, respectively.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4) Real Estate Investments – (Continued)

On September 11, 2014, the Company purchased a Fresenius Medical Center in Grove City, Ohio for $2,375,000.  The Company allocated $376,271 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $234,602 and above-market lease intangibles of $141,669. The Company incurred $71,151 of acquisition expenses related to the purchase that were expensed.  The property is leased to Fresenius Medical Care VRO, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 10.5 years and annual rent of $169,448.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2014		2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 106 and 111 months, respectively)	$711,169	$108,659	$476,567	$57,422

Above-Market Lease Intangibles (weighted average life of 109 and 115 months, respectively)	496,315	77,406	354,646	41,272
Acquired Intangible Lease Assets	$1,207,484	$186,065	$831,213	$98,694

For the years ended December 31, 2014 and 2013, the value of in-place lease intangibles amortized to expense was $51,237 and $39,606, and the decrease to rental income for above-market leases was $36,134 and $29,120, respectively.  For lease intangibles not held for sale at December 31, 2014, the estimated amortization expense is $68,129 and the estimated decrease to rental income is $46,334 for each of the next five succeeding years.

For properties owned as of December 31, 2014, the minimum future rent payments required by the leases are as follows:
2015	$1,403,052
2016	1,423,157
2017	1,439,956
2018	1,397,428
2019	917,255
Thereafter	3,855,496
$10,436,344

There were no contingent rents recognized in 2014 and 2013.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(5)  Equity Method Investment Held for Sale –

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

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  As of December 31, 2014, the investment balance consists of the following:

Real Estate Contributed	$1,056,788
Cash Contributed	8,518
Net Income – Rental Activity	23,075
Net Income – Gain on Sale of Real Estate	413,036
Distributions from Net Rental Income	(23,075)
Proceeds from Sale of Class B Interests	(1,478,342)
Equity Method Investment Held for Sale	$0

(6)  Note Receivable –

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(6)  Note Receivable – (Continued)

Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  As of the date of the bankruptcy filing, Fired Up owed $46,766 of past due interest, which was not accrued for financial reporting purposes.  In July 2014, Fired Up reached a tentative agreement with the majority of its creditors on a reorganization plan.  The plan is subject to contingencies, including the approval of the bankruptcy court.  After analyzing the terms of the tentative plan, the Company recognized an additional bad debt expense of $270,000 in the second quarter of 2014.  The Company has submitted a Proof of Claim for damages to the bankruptcy court and will continue to monitor the situation.  At December 31, 2014 and 2013, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $375,224 and $645,224, respectively.

(7)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2014	2013

Dick’s Sporting Goods, Inc.	Retail	$300,513	$284,466
Apple American Group	Restaurant	236,666	346,333
Best Buy Stores, L.P.	Retail	153,399	148,699
Fresenius Medical Care Holdings, Inc.	Health Care	140,644	N/A
Family Dollar Stores	Retail	127,024	N/A
Aggregate rental income of major tenants		$958,246	$779,498
Aggregate rental income of major tenants as a percentage of total rental income		76%	57%

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(8)  Discontinued Operations –

During 2013, the Company sold 43.3937% of the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,593,739, which resulted in a net gain of $676,070.  The cost and related accumulated depreciation of the interests sold was $1,231,805 and $314,136, respectively.

During the first three months of 2014, the Company sold its remaining 11.6063% interest in the Applebee’s restaurant in Sandusky, Ohio, in two separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $425,899, which resulted in a net gain of $180,454.  The cost and related accumulated depreciation of the interests sold was $329,466 and $84,021, respectively.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $245,445.

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  On March 7, 2014, to facilitate the sale of the property, the Company contributed its interest in the property via a limited liability company to CM Lithia Springs DST as described in Note 5.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,056,788.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2014	2013

Rental Income	$22,716	$215,945
Property Management Expenses	0	(5,134)
Depreciation	0	(61,690)
Income from Equity Method Investment Held for Sale	436,111	0
Gain on Disposal of Real Estate	180,454	676,070
Income from Discontinued Operations	$639,281	$825,191

	2014	2013

Cash Flows from Discontinued Operations:
Operating Activities	$22,716	$210,811
Investing Activities	$1,918,798	$1,593,739

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(9)  Members’ Capital –

For the years ended December 31, 2014 and 2013, the Company declared distributions of $1,233,784 and $1,388,631, respectively.  The Limited Members received distributions of $1,200,003 and $1,350,003 and the Managing Members received distributions of $33,781 and $38,628 for the years, respectively.  The Limited Members' distributions represented $49.29 and $55.38 per LLC Unit outstanding using 24,348 and 24,378 weighted average Units in 2014 and 2013, respectively.  The distributions represented $30.69 and $40.41 per Unit of Net Income and $18.60 and $14.97 per Unit of return of contributed capital in 2014 and 2013, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $161,616 and $151,515 in 2014 and 2013, respectively.  The Limited Members received distributions of $160,000 and $150,000 and the Managing Members received distributions of $1,616 and $1,515 for the years, respectively.  The Limited Members’ distributions represented $6.56 and $6.16 per Unit for the years, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

During 2014, the Company repurchased a total of 50.53 Units for $30,915 from six Limited Members in accordance with the Operating Agreement.  During 2013, the Company repurchased a total of 13.92 Units for $8,982 from one Limited Member.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $956 and $278 in 2014 and 2013, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(10)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2014	2013

Net Income for Financial Reporting Purposes	$812,117	$1,029,248

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	182,315	183,915

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	71,151	19,945

Bad Debt Expense for Financial Reporting Purposes Not Recognized for Tax Purposes	270,000	315,000

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(120,416)	(111,463)
Taxable Income to Members	$1,215,167	$1,436,645

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2014	2013

Members’ Equity for Financial Reporting Purposes	$16,797,436	$17,250,974

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,022,298	889,248

Adjusted Tax Basis of Note Receivable Over Note Receivable for Financial Reporting Purposes	915,000	645,000

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	9,058	9,058

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,659,328	3,659,328
Members’ Equity for Tax Reporting Purposes	$22,403,120	$22,453,608

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees.  The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business.  The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 45 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 70, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2015.  From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 55, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2015.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2014.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2014 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2015:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2014 and 2013.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2014, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2014.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (November 21, 2000) To December 31, 2014

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$2,482,128

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,200,499

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$459,302

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,807,427

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$668,693

Managing Members	3% of Net Cash Flow in any fiscal year.	$477,684

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$25,437

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2014 and 2013:

Fee Category	2014	2013

Audit Fees	$18,454	$17,925
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$18,454	$17,925

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

10.2
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

AEI INCOME & GROWTH FUND 24
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 27, 2015	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 27, 2015
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 27, 2015
Patrick W. Keene	(Principal Accounting Officer)