Form 10-Q
period 2015-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2015-05-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2015 and December 31, 2014	3

	Statements for the Three Months ended March 31, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$1,369,261	$1,336,670
Current Portion of Note Receivable	375,224	0
Total Current Assets	1,744,485	1,336,670

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,175,342	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,317,640	18,317,640
Accumulated Depreciation and Amortization	(2,988,010)	(2,835,079)
Real Estate Held for Investment, Net	15,329,630	15,482,561
Note Receivable, Net	0	375,224
Total Assets	$17,074,115	$17,194,455

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$105,188	$79,307
Distributions Payable	309,278	308,654
Unearned Rent	39,087	9,058
Total Current Liabilities	453,553	397,019

Members’ Equity:
Managing Members	413	5,719
Limited Members – 50,000 Units authorized; 24,317 Units issued and outstanding as of 3/31/15 and 12/31/14	16,620,149	16,791,717
Total Members’ Equity	16,620,562	16,797,436
Total Liabilities and Members’ Equity	$17,074,115	$17,194,455

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2015	2014

Rental Income	$339,038	$296,724

Expenses:
LLC Administration – Affiliates	52,784	50,782
LLC Administration and Property Management – Unrelated Parties	13,402	13,453
Depreciation and Amortization	141,347	116,330
Total Expenses	207,533	180,565

Operating Income	131,505	116,159

Other Income:
Interest Income	899	1,624

Income from Continuing Operations	132,404	117,783

Income from Discontinued Operations	0	222,641

Net Income	$132,404	$340,424

Net Income Allocated:
Managing Members	$3,972	$6,352
Limited Members	128,432	334,072
Total	$132,404	$340,424

Income per LLC Unit:
Continuing Operations	$5.28	$4.69
Discontinued Operations	.00	9.02
Total – Basic and Diluted	$5.28	$13.71

Weighted Average Units Outstanding – Basic and Diluted	24,317	24,368

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2015	2014
Cash Flows from Operating Activities:
Net Income	$132,404	$340,424

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	152,931	124,514
Gain on Sale of Real Estate	0	(176,854)
Income from Equity Method Investment Held for Sale	0	(23,005)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	25,881	(47,481)
Increase (Decrease) in Unearned Rent	30,029	8,784
Total Adjustments	208,841	(114,042)
Net Cash Provided By (Used For) Operating Activities	341,245	226,382

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	422,299
Cash Paid for Equity Method Investment Held for Sale	0	(8,518)
Net Cash Provided By (Used For) Investing Activities	0	413,781

Cash Flows from Financing Activities:
Distributions Paid to Members	(308,654)	(460,795)

Net Increase (Decrease) in Cash	32,591	179,368

Cash, beginning of period	1,336,670	2,294,263

Cash, end of period	$1,369,261	$2,473,631

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$1,056,788

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$6,581	$17,244,393	$17,250,974	24,367.78

Distributions Declared	(9,278)	(300,002)	(309,280)

Net Income	6,352	334,072	340,424

Balance, March 31, 2014	$3,655	$17,278,463	$17,282,118	24,367.78

Balance, December 31, 2014	$5,719	$16,791,717	$16,797,436	24,317.25

Distributions Declared	(9,278)	(300,000)	(309,278)

Net Income	3,972	128,432	132,404

Balance, March 31, 2015	$413	$16,620,149	$16,620,562	24,317.25

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

(3) Real Estate Investments –

On September 11, 2014, the Company purchased a Fresenius Medical Center in Grove City, Ohio for $2,375,000.  The Company allocated $376,271 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $234,602 and above-market lease intangibles of $141,669. The Company incurred $71,151 of acquisition expenses related to the purchase that were expensed.  The property is leased to Fresenius Medical Care VRO, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 10.5 years (as of the date of purchase) and annual rent of $169,448.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investment Held for Sale –

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

The investment in CMLS was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS was stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  During 2014, the investment balance consisted of the following:

Activity Through March 31, 2014:
Real Estate Contributed (at carrying value)	$1,056,788
Cash Contributed	8,518
Net Income – Rental Activity	6,788
Net Income – Gain on Sale of Real Estate	16,217
Equity Method Investments at March 31, 2014	1,088,311
Activity After March 31, 2014:
Net Income – Rental Activity	16,287
Net Income – Gain on Sale of Real Estate	396,819
Distributions from Net Rental Income	(23,075)
Proceeds from Sale of Class B Interests	(1,478,342)
Equity Method Investments at December 31, 2014	$0

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

Based on a review of Fired Up’s payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  As of the date of the bankruptcy filing, Fired Up owed $46,766 of past due interest, which was not accrued for financial reporting purposes.  In July 2014, Fired Up reached a tentative agreement with the majority of its creditors on a reorganization plan.  After analyzing the terms of the tentative plan, the Company recognized an additional bad debt expense of $270,000 in the second quarter of 2014.  At March 31, 2015 and December 31, 2014, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $375,224.

The Company submitted a Proof of Claim for damages to the bankruptcy court.  The reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In early May 2015, the Company received an initial claim payment from the plan of $267,938.  The Company anticipates receiving additional claim payments approximating the remaining carrying value of the Note before the end of 2015.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,056,788.  On March 7, 2014, to facilitate the sale of the property, the Company contributed its interest in the property via a limited liability company to CM Lithia Springs DST as described in Note 4.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2015	2014

Rental Income	$0	$22,782
Income from Equity Method Investment Held for Sale	0	23,005
Gain on Disposal of Real Estate	0	176,854
Income from Discontinued Operations	$0	$222,641

	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$0	$22,782
Investing Activities	$0	$413,781

(8)  Fair Value Measurements –

As of March 31, 2015 and December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the three months ended March 31, 2015 and 2014, the Company recognized rental income from continuing operations of $339,038 and $296,724, respectively.  In 2015, rental income increased due to additional rent received from one property acquisition in 2014 and rent increases on three properties.  Based on the scheduled rent for the properties as of April 30, 2015, the Company expects to recognize rental income from continuing operations of approximately $1,357,000 in 2015.

For the three months ended March 31, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $52,784 and $50,782, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $13,402 and $13,453, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2015 and 2014, the Company recognized interest income of $899 and $1,624, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

The investment in CMLS was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS was stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  For the three months ended March 31, 2014, the Company’s share of the net income of CMLS was $23,005.

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

Liquidity and Capital Resources

During the three months ended March 31, 2015, the Company's cash balances increased $32,591 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the three months ended March 31, 2014, the Company's cash balances increased $179,368 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $226,382 in 2014 to $341,245 in 2015 as a result of an increase in total rental and interest income in 2015 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2015.

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

On September 11, 2014, the Company purchased a Fresenius Medical Center in Grove City, Ohio for $2,375,000.  The property is leased to Fresenius Medical Care VRO, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 10.5 years (as of the date of purchase) and annual rent of $169,448.

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

For the three months ended March 31, 2015 and 2014, the Company declared distributions of $309,278 and $309,280, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $300,000 and $300,002 and the Managing Members received distributions of $9,278 and $9,278 for the periods, respectively.  In December 2013, the Company declared a special distribution of net sale proceeds of $151,515, which was paid in the first week of January 2014 and resulted in higher distributions paid in 2014.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2015 and 2014, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2015	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)