Form 10-Q
period 2015-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2015-08-13
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2015 and December 31, 2014	3

	Statements for the Periods ended June 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$1,613,996	$1,336,670
Current Portion of Note Receivable, Net	107,826	0
Total Current Assets	1,721,822	1,336,670

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,175,342	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,317,640	18,317,640
Accumulated Depreciation and Amortization	(3,140,941)	(2,835,079)
Real Estate Held for Investment, Net	15,176,699	15,482,561
Note Receivable, Net	0	375,224
Total Assets	$16,898,521	$17,194,455

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$108,792	$79,307
Distributions Payable	308,656	308,654
Unearned Rent	64,251	9,058
Total Current Liabilities	481,699	397,019

Members’ Equity (Deficit):
Managing Members	(5,093)	5,719
Limited Members – 50,000 Units authorized; 24,273 and 24,317 Units issued and outstanding as of 6/30/15 and 12/31/14, respectively	16,421,915	16,791,717
Total Members’ Equity	16,416,822	16,797,436
Total Liabilities and Members’ Equity	$16,898,521	$17,194,455

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$339,039	$298,611	$678,077	$595,335

Expenses:
LLC Administration – Affiliates	52,747	50,347	105,531	101,129
LLC Administration and Property Management – Unrelated Parties	13,802	12,427	27,204	25,880
Depreciation and Amortization	141,347	116,330	282,694	232,660
Bad Debt Expense	0	270,000	0	270,000
Total Expenses	207,896	449,104	415,429	629,669

Operating Income (Loss)	131,143	(150,493)	262,648	(34,334)

Other Income:
Interest Income	1,009	1,735	1,908	3,359

Income (Loss) from Continuing Operations	132,152	(148,758)	264,556	(30,975)

Income from Discontinued Operations	0	335,638	0	558,279

Net Income	$132,152	$186,880	$264,556	$527,304

Net Income Allocated:
Managing Members	$3,965	$9,484	$7,937	$15,836
Limited Members	128,187	177,396	256,619	511,468
Total	$132,152	$186,880	$264,556	$527,304

Income (Loss) per LLC Unit:
Continuing Operations	$5.28	$(5.93)	$10.56	$(1.23)
Discontinued Operations	.00	13.21	.00	22.23
Total – Basic and Diluted	$5.28	$7.28	$10.56	$21.00

Weighted Average Units Outstanding – Basic and Diluted	24,273	24,353	24,295	24,360

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$264,556	$527,304

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	305,862	249,028
Bad Debt Expense	0	270,000
Gain on Sale of Real Estate	0	(176,854)
Income from Equity Method Investment Held for Sale	0	(358,643)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	29,485	(63,743)
Increase (Decrease) in Unearned Rent	55,193	40,584
Total Adjustments	390,540	(39,628)
Net Cash Provided By (Used For) Operating Activities	655,096	487,676

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	422,299
Cash Paid for Equity Method Investment Held for Sale	0	(8,518)
Distribution from Equity Method Investment Held for Sale	0	1,120,000
Payments Received on Note Receivable	267,398	0
Net Cash Provided By (Used For) Investing Activities	267,398	1,533,781

Cash Flows from Financing Activities:
Distributions Paid to Members	(617,932)	(770,075)
Repurchase of LLC Units	(27,236)	(9,746)
Net Cash Provided By (Used For) Financing Activities	(645,168)	(779,821)

Net Increase (Decrease) in Cash	277,326	1,241,636

Cash, beginning of period	1,336,670	2,294,263

Cash, end of period	$1,613,996	$3,535,899

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$1,056,788

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$6,581	$17,244,393	$17,250,974	24,367.78

Distributions Declared	(17,098)	(600,003)	(617,101)

Repurchase of LLC Units	(293)	(9,453)	(9,746)	(15.02)

Net Income	15,836	511,468	527,304

Balance, June 30, 2014	$5,026	$17,146,405	$17,151,431	24,352.76

Balance, December 31, 2014	$5,719	$16,791,717	$16,797,436	24,317.25

Distributions Declared	(17,932)	(600,002)	(617,934)

Repurchase of LLC Units	(817)	(26,419)	(27,236)	(44.59)

Net Income	7,937	256,619	264,556

Balance, June 30, 2015	$(5,093)	$16,421,915	$16,416,822	24,272.66

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015
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

Activity Through June 30, 2014:
Real Estate Contributed (at carrying value)	$1,056,788
Cash Contributed	8,518
Net Income – Rental Activity	22,514
Net Income – Gain on Sale of Real Estate	336,129
Distributions from Net Rental Income	(22,514)
Proceeds from Sale of Class B Interests	(1,097,486)
Equity Method Investments at June 30, 2014	303,949
Activity After June 30, 2014:
Net Income – Rental Activity	561
Net Income – Gain on Sale of Real Estate	76,907
Distributions from Net Rental Income	(561)
Proceeds from Sale of Class B Interests	(380,856)
Equity Method Investments at December 31, 2014	$0

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

The Company submitted a Proof of Claim for damages to the bankruptcy court.  The reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In early May 2015, the Company received an initial claim payment from the plan of $267,938.  The Company anticipates receiving additional claim payments approximating the remaining carrying value of the Note before the end of 2015.  At June 30, 2015 and December 31, 2014, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $107,826 and $375,224, respectively.

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$0	$0	$0	$22,782
Income from Equity Method Investment Held for Sale	0	335,638	0	358,643
Gain on Disposal of Real Estate	0	0	0	176,854
Income from Discontinued Operations	$0	$335,638	$0	$558,279

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$0	$0	$0	$22,782
Investing Activities	$0	$1,120,000	$0	$1,533,781

(8)  Members’ Capital –

For the six months ended June 30, 2015 and 2014, the Company declared distributions of $617,934 and $617,101, respectively.  The Limited Members received distributions of $600,002 and $600,003 and the Managing Members received distributions of $17,932 and $17,098 for the periods, respectively.  The Limited Members' distributions represented $24.70 and $24.63 per LLC Unit outstanding using 24,295 and 24,360 weighted average Units in 2015 and 2014, respectively.  The distributions represented $9.47 and $20.61 per Unit of Net Income and $15.23 and $4.02 per Unit of return of contributed capital for the periods, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(8)  Members’ Capital – (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $30,303 and $70,707 in 2015 and 2014, respectively.  The Limited Members received distributions of $30,000 and $70,000 and the Managing Members received distributions of $303 and $707 for the periods, respectively.  The Limited Members’ distributions represented $1.24 and $2.87 per Unit for the periods, respectively.

On April 1, 2015, the Company repurchased a total of 44.59 Units for $26,419 from nine Limited Members in accordance with the Operating Agreement.  On April 1, 2014, the Company repurchased a total of 15.02 Units for $9,453 from two Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $817 and $293 in 2015 and 2014, respectively.

(9)  Fair Value Measurements –

As of June 30, 2015 and December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2015 and 2014, the Company recognized rental income from continuing operations of $678,077 and $595,335, respectively.  In 2015, rental income increased due to additional rent received from one property acquisition in 2014 and rent increases on three properties.  Based on the scheduled rent for the properties as of July 31, 2015, the Company expects to recognize rental income from continuing operations of approximately $1,357,000 in 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $105,531 and $101,129, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $27,204 and $25,880, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2015 and 2014, the Company recognized interest income of $1,908 and $3,359, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in CMLS was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS was stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  For the six months ended June 30, 2014, the Company’s share of the net income of CMLS was $358,643.

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

Liquidity and Capital Resources

During the six months ended June 30, 2015, the Company's cash balances increased $277,326 as a result of a payment received on a note receivable and cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.  During the six months ended June 30, 2014, the Company's cash balances increased $1,241,636 as a result of cash generated from the sale of property and cash distributions received from an equity method investment held for sale, which were partially offset by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities and cash paid for an equity method investment held for sale.

Net cash provided by operating activities increased from $487,676 in 2014 to $655,096 in 2015 as a result of an increase in total rental and interest income in 2015 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2015.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment held for sale.  During the six months ended June 30, 2014, the Company paid cash for an equity method investment held for sale of $8,518.  During the same period, the Company generated cash flow from the sale of real estate of $422,299 and received proceeds from the equity method investment of $1,120,000.  All but a small portion of these proceeds were generated from the sale of the CarMax Auto Superstore as discussed above.

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

For the six months ended June 30, 2015 and 2014, the Company declared distributions of $617,934 and $617,101, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $600,002 and $600,003 and the Managing Members received distributions of $17,932 and $17,098 for the periods, respectively.  In December 2013, the Company declared a special distribution of net sale proceeds of $151,515, which was paid in the first week of January 2014 and resulted in higher distributions paid in 2014.

As part of the distributions discussed above, the Company distributed net sale proceeds of $30,303 and $70,707 in 2015 and 2014, respectively.  The Limited Members received distributions of $30,000 and $70,000 and the Managing Members received distributions of $303 and $707 for the periods, respectively.  The Limited Members’ distributions represented $1.24 and $2.87 per Unit for the periods, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

On April 1, 2015, the Company repurchased a total of 44.59 Units for $26,419 from nine Limited Members in accordance with the Operating Agreement.  On April 1, 2014, the Company repurchased a total of 15.02 Units for $9,453 from two Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $817 and $293 in 2015 and 2014, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/15 to 4/30/15	44.59	$592.49	558.62(1)	(2)

5/1/15 to 5/31/15	--	--	--	--

6/1/15 to 6/30/15	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2015	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)