Form 10-Q
period 2015-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2015-11-12
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2015 and December 31, 2014	3

	Statements for the Periods ended September 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$1,552,188	$1,336,670
Current Portion of Note Receivable, Net	107,826	0
Total Current Assets	1,660,014	1,336,670

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,175,342	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,317,640	18,317,640
Accumulated Depreciation and Amortization	(3,293,872)	(2,835,079)
Real Estate Held for Investment, Net	15,023,768	15,482,561
Note Receivable, Net	0	375,224
Total Assets	$16,683,782	$17,194,455

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$86,756	$79,307
Distributions Payable	308,031	308,654
Unearned Rent	39,087	9,058
Total Current Liabilities	433,874	397,019

Members’ Equity (Deficit):
Managing Members	(8,889)	5,719
Limited Members – 50,000 Units authorized; 24,273 and 24,317 Units issued and outstanding as of 9/30/15 and 12/31/14, respectively	16,258,797	16,791,717
Total Members’ Equity	16,249,908	16,797,436
Total Liabilities and Members’ Equity	$16,683,782	$17,194,455

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$339,038	$309,001	$1,017,115	$904,336

Expenses:
LLC Administration – Affiliates	50,636	50,544	156,167	151,673
LLC Administration and Property Management – Unrelated Parties	7,023	7,386	34,227	33,266
Property Acquisition	0	65,410	0	65,410
Depreciation and Amortization	141,347	119,561	424,041	352,221
Bad Debt Expense	0	0	0	270,000
Total Expenses	199,006	242,901	614,435	872,570

Operating Income	140,032	66,100	402,680	31,766

Other Income:
Interest Income	1,086	2,151	2,994	5,510

Income from Continuing Operations	141,118	68,251	405,674	37,276

Income from Discontinued Operations	0	69,432	0	627,711

Net Income	$141,118	$137,683	$405,674	$664,987

Net Income Allocated:
Managing Members	$4,233	$8,662	$12,170	$24,498
Limited Members	136,885	129,021	393,504	640,489
Total	$141,118	$137,683	$405,674	$664,987

Income per LLC Unit:
Continuing Operations	$5.64	$2.72	$16.20	$1.48
Discontinued Operations	.00	2.58	.00	24.81
Total – Basic and Diluted	$5.64	$5.30	$16.20	$26.29

Weighted Average Units Outstanding – Basic and Diluted	24,273	24,353	24,288	24,358

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$405,674	$664,987

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	458,793	376,773
Bad Debt Expense	0	270,000
Gain on Sale of Real Estate	0	(176,854)
Income from Equity Method Investment Held for Sale	0	(428,394)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	7,449	(20,030)
Increase (Decrease) in Unearned Rent	30,029	34,437
Total Adjustments	496,271	55,932
Net Cash Provided By (Used For) Operating Activities	901,945	720,919

Cash Flows from Investing Activities:
Investments in Real Estate	0	(2,375,000)
Proceeds from Sale of Real Estate	0	422,299
Cash Paid for Equity Method Investment Held for Sale	0	(8,518)
Proceeds from Equity Method Investment Held for Sale	0	1,484,000
Payments Received on Note Receivable	267,398	0
Net Cash Provided By (Used For) Investing Activities	267,398	(477,219)

Cash Flows from Financing Activities:
Distributions Paid to Members	(926,589)	(1,077,897)
Repurchase of LLC Units	(27,236)	(9,746)
Net Cash Provided By (Used For) Financing Activities	(953,825)	(1,087,643)

Net Increase (Decrease) in Cash	215,518	(843,943)

Cash, beginning of period	1,336,670	2,294,263

Cash, end of period	$1,552,188	$1,450,320

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$1,056,788

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$6,581	$17,244,393	$17,250,974	24,367.78

Distributions Declared	(25,128)	(900,003)	(925,131)

Repurchase of LLC Units	(293)	(9,453)	(9,746)	(15.02)

Net Income	24,498	640,489	664,987

Balance, September 30, 2014	$5,658	$16,975,426	$16,981,084	24,352.76

Balance, December 31, 2014	$5,719	$16,791,717	$16,797,436	24,317.25

Distributions Declared	(25,961)	(900,005)	(925,966)

Repurchase of LLC Units	(817)	(26,419)	(27,236)	(44.59)

Net Income	12,170	393,504	405,674

Balance, September 30, 2015	$(8,889)	$16,258,797	$16,249,908	24,272.66

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investment Held for Sale –

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2014, the Partnership had no ongoing interest in CMLS.

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

Activity Through September 30, 2014:
Real Estate Contributed (at carrying value)	$1,056,788
Cash Contributed	8,518
Net Income – Rental Activity	23,069
Net Income – Gain on Sale of Real Estate	405,325
Distributions from Net Rental Income	(23,069)
Proceeds from Sale of Class B Interests	(1,460,931)
Equity Method Investments at September 30, 2014	9,700
Activity After September 30, 2014:
Net Income – Rental Activity	6
Net Income – Gain on Sale of Real Estate	7,711
Distributions from Net Rental Income	(6)
Proceeds from Sale of Class B Interests	(17,411)
Equity Method Investments at December 31, 2014	$0

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Note Receivable –

On May 19, 2010, as a result of the sale of the Johnny Carino’s restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  The interest rate on the Note was 7%.  The Note required interest only quarterly payments of $23,830 for two years and monthly payments of principal and interest of $12,242 for the next three years. A balloon payment for the outstanding principal was due on May 19, 2015.

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

The Company submitted a Proof of Claim for damages to the bankruptcy court.  The reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In early May 2015, the Company received an initial claim payment from the plan of $267,938.  The Company anticipates receiving additional claim payments approximating the remaining carrying value of the Note before the end of 2015.  At September 30, 2015 and December 31, 2014, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $107,826 and $375,224, respectively.

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$0	$0	$0	$22,596
Property Management Expenses	0	(319)	0	(133)
Income from Equity Method Investment Held for Sale	0	69,751	0	428,394
Gain on Disposal of Real Estate	0	0	0	176,854
Income from Discontinued Operations	$0	$69,432	$0	$627,711

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$0	$(319)	$0	$22,463
Investing Activities	$0	$364,000	$0	$1,897,781

(8)  Members’ Capital –

For the nine months ended September 30, 2015 and 2014, the Company declared distributions of $925,966 and $925,131, respectively.  The Limited Members received distributions of $900,005 and $900,003 and the Managing Members received distributions of $25,961 and $25,128 for the periods, respectively.  The Limited Members' distributions represented $37.06 and $36.95 per LLC Unit outstanding using 24,288 and 24,358 weighted average Units in 2015 and 2014, respectively.  The distributions represented $15.11 and $25.90 per Unit of Net Income and $21.95 and $11.05 per Unit of return of contributed capital for the periods, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(8)  Members’ Capital – (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $90,909 and $131,313 in 2015 and 2014, respectively.  The Limited Members received distributions of $90,000 and $130,000 and the Managing Members received distributions of $909 and $1,313 for the periods, respectively.  The Limited Members’ distributions represented $3.71 and $5.33 per Unit for the periods, respectively.

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

(9)  Fair Value Measurements –

As of September 30, 2015 and December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2015 and 2014, the Company recognized rental income from continuing operations of $1,017,115 and $904,336, respectively.  In 2015, rental income increased due to additional rent received from one property acquisition in 2014 and rent increases on three properties.  Based on the scheduled rent for the properties as of October 31, 2015, the Company expects to recognize rental income from continuing operations of approximately $1,357,000 and $1,377,000 in 2015 and 2016, respectively.

For the nine months ended September 30, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $156,167 and $151,673, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $34,227 and $33,266, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2014, the Company incurred property acquisition expenses of $65,410 related to the purchase of the Fresenius Medical Center in Grove City, Ohio.

For the nine months ended September 30, 2015 and 2014, the Company recognized interest income of $2,994 and $5,510, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In the fourth quarter of 2013, the Company decided to sell its 14% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,056,788.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2014, the Partnership had no ongoing interest in CMLS.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2015, the Company's cash balances increased $215,518 as a result of a payment received on a note receivable, which was partially offset by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2014, the Company's cash balances decreased $843,943 as a result of cash used to purchase property, distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, and cash paid for an equity method investment held for sale, which were partially offset by cash generated from the sale of property and proceeds received from an equity method investment held for sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $720,919 in 2014 to $901,945 in 2015 as a result of an increase in total rental and interest income in 2015 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2015.  During 2014, cash from operations was reduced by $65,410 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment held for sale.  During the nine months ended September 30, 2014, the Company expended $2,375,000 to invest in real property as the Company reinvested cash generated from property sales.  During the same period, the Company paid cash for an equity method investment held for sale of $8,518.  During the same period, the Company generated cash flow from the sale of real estate of $422,299 and received proceeds from the equity method investment of $1,484,000.  All but a small portion of these proceeds were generated from the sale of the CarMax Auto Superstore as discussed above.

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

For the nine months ended September 30, 2015 and 2014, the Company declared distributions of $925,966 and $925,131, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $900,005 and $900,003 and the Managing Members received distributions of $25,961 and $25,128 for the periods, respectively.  In December 2013, the Company declared a special distribution of net sale proceeds of $151,515, which was paid in the first week of January 2014 and resulted in higher distributions paid in 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $90,909 and $131,313 in 2015 and 2014, respectively.  The Limited Members received distributions of $90,000 and $130,000 and the Managing Members received distributions of $909 and $1,313 for the periods, respectively.  The Limited Members’ distributions represented $3.71 and $5.33 per Unit for the periods, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2015	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)