Form 10-Q
period 2016-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2016-05-12
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2016 and December 31, 2015	3

	Statements for the Three Months ended March 31, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,500,126	$1,406,324
Current Portion of Note Receivable, Net	0	50,826
Total Current Assets	1,500,126	1,457,150

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,175,342	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,317,640	18,317,640
Accumulated Depreciation and Amortization	(3,599,732)	(3,446,801)
Real Estate Held for Investment, Net	14,717,908	14,870,839
Total Assets	$16,218,034	$16,327,989

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$103,607	$94,749
Distributions Payable	309,279	306,571
Unearned Rent	52,862	9,620
Total Current Liabilities	465,748	410,940

Members’ Equity (Deficit):
Managing Members	(21,191)	(16,248)
Limited Members – 50,000 Units authorized; 24,078 Units issued and outstanding as of 3/31/16 and 12/31/15	15,773,477	15,933,297
Total Members’ Equity	15,752,286	15,917,049
Total Liabilities and Members’ Equity	$16,218,034	$16,327,989

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2016	2015

Rental Income	$342,636	$339,038

Expenses:
LLC Administration – Affiliates	45,127	52,784
LLC Administration and Property Management – Unrelated Parties	12,624	13,402
Depreciation and Amortization	141,347	141,347
Total Expenses	199,098	207,533

Operating Income	143,538	131,505

Other Income:
Interest Income	978	899

Net Income	$144,516	$132,404

Net Income Allocated:
Managing Members	$4,335	$3,972
Limited Members	140,181	128,432
Total	$144,516	$132,404

Net Income per LLC Unit	$5.82	$5.28

Weighted Average Units Outstanding – Basic and Diluted	24,078	24,317

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2016	2015
Cash Flows from Operating Activities:
Net Income	$144,516	$132,404

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	152,931	152,931
Increase (Decrease) in Payable to AEI Fund Management, Inc.	8,858	25,881
Increase (Decrease) in Unearned Rent	43,242	30,029
Total Adjustments	205,031	208,841
Net Cash Provided By (Used For) Operating Activities	349,547	341,245

Cash Flows from Investing Activities:
Payments Received on Note Receivable	50,826	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(306,571)	(308,654)

Net Increase (Decrease) in Cash	93,802	32,591

Cash, beginning of period	1,406,324	1,336,670

Cash, end of period	$1,500,126	$1,369,261

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$5,719	$16,791,717	$16,797,436	24,317.25

Distributions Declared	(9,278)	(300,000)	(309,278)

Net Income	3,972	128,432	132,404

Balance, March 31, 2015	$413	$16,620,149	$16,620,562	24,317.25

Balance, December 31, 2015	$(16,248)	$15,933,297	$15,917,049	24,077.98

Distributions Declared	(9,278)	(300,001)	(309,279)

Net Income	4,335	140,181	144,516

Balance, March 31, 2016	$(21,191)	$15,773,477	$15,752,286	24,077.98

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016
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

(3)  Note Receivable –

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

(3)  Note Receivable – (Continued)

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

The Company submitted a Proof of Claim for damages to the bankruptcy court.  The reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In early May 2015, the Company received an initial claim payment from the plan of $267,398.  Based on an updated claim payment estimate from the bankruptcy trustee, the Company recognized additional bad debt expense of $57,000 in the fourth quarter of 2015.  At December 31, 2015, the outstanding principal balance due on the Note, net of the allowance for doubtful accounts, was $50,826.  In February 2016, the Company received a final claim payment that covered the remaining net balance of the Note.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Members’ Capital –

For the three months ended March 31, 2016 and 2015, the Company declared distributions of $309,279 and $309,278, respectively.  The Limited Members received distributions of $300,001 and $300,000 and the Managing Members received distributions of $9,278 and $9,278 for the periods, respectively.  The Limited Members' distributions represented $12.46 and $12.34 per LLC Unit outstanding using 24,078 and 24,317 weighted average Units in 2016 and 2015, respectively.  The distributions represented $5.82 and $5.28 per Unit of Net Income and $6.64 and $7.06 per Unit of return of contributed capital in 2016 and 2015, respectively.

(6)  Fair Value Measurements –

As of March 31, 2016 and December 31, 2015, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2016 and 2015, the Company recognized rental income of $342,636 and $339,038, respectively.  In 2016, rental income increased due to rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2016, the Company expects to recognize rental income of approximately $1,377,000 in 2016.

For the three months ended March 31, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $45,127 and $52,784, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $12,624 and $13,402, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2016 and 2015, the Company recognized interest income of $978 and $899, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2016, the Company's cash balances increased $93,802 as a result of a payment received on a note receivable and cash generated from operating activities in excess of distributions paid to the Members.  During the three months ended March 31, 2015, the Company's cash balances increased $32,591 as a result of cash generated from operating activities in excess of distributions paid to the Members.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $341,245 in 2015 to $349,547 in 2016 as a result of an increase in total rental and interest income in 2016 and a decrease in LLC administration and property management expenses in 2016, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the three months ended March 31, 2016 and 2015, the Company declared distributions of $309,279 and $309,278, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $300,001 and $300,000 and the Managing Members received distributions of $9,278 and $9,278 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2016 and 2015, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 11, 2016	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)