Form 10-Q
period 2016-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2016-08-12
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

Commission File Number:  000-49653

AEI INCOME & GROWTH FUND 24 LLC
(Exact name of registrant as specified in its charter)

State of Delaware	41-1990952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant's telephone number)

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2016 and December 31, 2015	3

	Statements for the Periods ended June 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,400,198	$1,406,324
Current Portion of Note Receivable, Net	0	50,826
Total Current Assets	1,400,198	1,457,150

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,175,342	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,317,640	18,317,640
Accumulated Depreciation and Amortization	(3,752,663)	(3,446,801)
Real Estate Held for Investment, Net	14,564,977	14,870,839
Total Assets	$15,965,175	$16,327,989

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$95,927	$94,749
Distributions Payable	307,405	306,571
Unearned Rent	52,862	9,620
Total Current Liabilities	456,194	410,940

Members' Equity (Deficit):
Managing Members	(26,673)	(16,248)
Limited Members – 50,000 Units authorized; 23,958 and 24,078 Units issued and outstanding as of 6/30/16 and 12/31/15, respectively	15,535,654	15,933,297
Total Members' Equity	15,508,981	15,917,049
Total Liabilities and Members' Equity	$15,965,175	$16,327,989

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Rental Income	$343,592	$339,039	$686,228	$678,077

Expenses:
LLC Administration – Affiliates	45,957	52,747	91,084	105,531
LLC Administration and Property Management – Unrelated Parties	14,644	13,802	27,268	27,204
Depreciation and Amortization	141,347	141,347	282,694	282,694
Total Expenses	201,948	207,896	401,046	415,429

Operating Income	141,644	131,143	285,182	262,648

Other Income:
Interest Income	949	1,009	1,927	1,908

Net Income	$142,593	$132,152	$287,109	$264,556

Net Income Allocated:
Managing Members	$4,278	$3,965	$8,613	$7,937
Limited Members	138,315	128,187	278,496	256,619
Total	$142,593	$132,152	$287,109	$264,556

Net Income per LLC Unit	$5.77	$5.28	$11.60	$10.56

Weighted Average Units Outstanding – Basic and Diluted	23,958	24,273	24,018	24,295

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$287,109	$264,556

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	305,862	305,862
Increase (Decrease) in Payable to AEI Fund Management, Inc.	1,178	29,485
Increase (Decrease) in Unearned Rent	43,242	55,193
Total Adjustments	350,282	390,540
Net Cash Provided By (Used For) Operating Activities	637,391	655,096

Cash Flows from Investing Activities:
Payments Received on Note Receivable	50,826	267,398

Cash Flows from Financing Activities:
Distributions Paid to Members	(615,850)	(617,932)
Repurchase of LLC Units	(78,493)	(27,236)
Net Cash Provided By (Used For) Financing Activities	(694,343)	(645,168)

Net Increase (Decrease) in Cash	(6,126)	277,326

Cash, beginning of period	1,406,324	1,336,670

Cash, end of period	$1,400,198	$1,613,996

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$5,719	$16,791,717	$16,797,436	24,317.25

Distributions Declared	(17,932)	(600,002)	(617,934)

Repurchase of LLC Units	(817)	(26,419)	(27,236)	(44.59)

Net Income	7,937	256,619	264,556

Balance, June 30, 2015	$(5,093)	$16,421,915	$16,416,822	24,272.66

Balance, December 31, 2015	$(16,248)	$15,933,297	$15,917,049	24,077.98

Distributions Declared	(16,683)	(600,001)	(616,684)

Repurchase of LLC Units	(2,355)	(76,138)	(78,493)	(119.50)

Net Income	8,613	278,496	287,109

Balance, June 30, 2016	$(26,673)	$15,535,654	$15,508,981	23,958.48

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10‑K.

(2)  Organization –

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

Based on a review of Fired Up's payment history during the first quarter of 2013 and continued monitoring of its financial condition, the Company recorded an allowance for doubtful accounts against the Note Receivable.  As a result, a bad debt expense of $330,000 was recognized in the fourth quarter of 2012.  Subsequently, Fired Up stopped making payments in October 2013.  As a result, an additional bad debt expense of $315,000 was recognized in the fourth quarter of 2013.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  As of the date of the bankruptcy filing, Fired Up owed $46,766 of past due interest, which was not accrued for financial reporting purposes.  In July 2014, Fired Up reached a tentative agreement with the majority of its creditors on a reorganization plan.  After analyzing the terms of the tentative plan, the Company recognized additional bad debt expense of $270,000 in the second quarter of 2014.

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

(5)  Members' Capital –

For the six months ended June 30, 2016 and 2015, the Company declared distributions of $616,684 and $617,934, respectively.  The Limited Members received distributions of $600,001 and $600,002 and the Managing Members received distributions of $16,683 and $17,932 for the periods, respectively.  The Limited Members' distributions represented $24.98 and $24.70 per LLC Unit outstanding using 24,018 and 24,295 weighted average Units in 2016 and 2015, respectively.  The distributions represented $8.42 and $9.47 per Unit of Net Income and $16.56 and $15.23 per Unit of return of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $90,909 and $30,303 in 2016 and 2015, respectively.  The Limited Members received distributions of $90,000 and $30,000 and the Managing Members received distributions of $909 and $303 for the periods, respectively.  The Limited Members' distributions represented $3.76 and $1.24 per Unit for the periods, respectively.

On April 1, 2016, the Company repurchased a total of 119.50 Units for $76,138 from two Limited Members in accordance with the Operating Agreement.  On April 1, 2015, the Company repurchased a total of 44.59 Units for $26,419 from nine Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,355 and $817 in 2016 and 2015, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Fair Value Measurements –

As of June 30, 2016 and December 31, 2015, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company's assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company's assets and liabilities, or the results of reported operations, will be affected if management's estimates or assumptions prove inaccurate.

Management of the Company evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing member of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management's assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management's consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management's estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

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

Results of Operations

For the six months ended June 30, 2016 and 2015, the Company recognized rental income of $686,228 and $678,077, respectively.  In 2016, rental income increased due to rent increases on two properties.  Based on the scheduled rent for the properties as of July 31, 2016, the Company expects to recognize rental income of approximately $1,377,000 in 2016.

For the six months ended June 30, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $91,084 and $105,531, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $27,268 and $27,204, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2016 and 2015, the Company recognized interest income of $1,927 and $1,908, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Company's cash balances decreased $6,126 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by a payment received on a note receivable.  During the six months ended June 30, 2015, the Company's cash balances increased $277,326 as a result of a payment received on a note receivable and cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $655,096 in 2015 to $637,391 in 2016 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2016 and a decrease in LLC administration and property management expenses in 2016.

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

For the six months ended June 30, 2016 and 2015, the Company declared distributions of $616,684 and $617,934, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $600,001 and $600,002 and the Managing Members received distributions of $16,683 and $17,932 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $90,909 and $30,303 in 2016 and 2015, respectively.  The Limited Members received distributions of $90,000 and $30,000 and the Managing Members received distributions of $909 and $303 for the periods, respectively.  The Limited Members' distributions represented $3.76 and $1.24 per Unit for the periods, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2016, the Company repurchased a total of 119.50 Units for $76,138 from two Limited Members in accordance with the Operating Agreement.  On April 1, 2015, the Company repurchased a total of 44.59 Units for $26,419 from nine Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,355 and $817 in 2016 and 2015, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/16 to 4/30/16	119.50	$637.14	872.81(1)	(2)

5/1/16 to 5/31/16	--	--	--	--

6/1/16 to 6/30/16	--	--	--	--

(1)	The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2016	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)