Form 10-Q
period 2016-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2016-11-10
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2016 and December 31, 2015	3

	Statements for the Periods ended September 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,388,906	$1,406,324
Current Portion of Note Receivable, Net	0	50,826
Total Current Assets	1,388,906	1,457,150

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,175,342	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,317,640	18,317,640
Accumulated Depreciation and Amortization	(3,905,594)	(3,446,801)
Real Estate Held for Investment, Net	14,412,046	14,870,839
Total Assets	$15,800,952	$16,327,989

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$81,974	$94,749
Distributions Payable	309,279	306,571
Unearned Rent	55,260	9,620
Total Current Liabilities	446,513	410,940

Members' Equity (Deficit):
Managing Members	(31,309)	(16,248)
Limited Members – 50,000 Units authorized; 23,958 and 24,078 Units issued and outstanding as of 9/30/16 and 12/31/15, respectively	15,385,748	15,933,297
Total Members' Equity	15,354,439	15,917,049
Total Liabilities and Members' Equity	$15,800,952	$16,327,989

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Rental Income	$343,592	$339,038	$1,029,820	$1,017,115

Expenses:
LLC Administration – Affiliates	42,277	50,636	133,361	156,167
LLC Administration and Property Management – Unrelated Parties	6,170	7,023	33,438	34,227
Depreciation and Amortization	141,347	141,347	424,041	424,041
Total Expenses	189,794	199,006	590,840	614,435

Operating Income	153,798	140,032	438,980	402,680

Other Income:
Interest Income	939	1,086	2,866	2,994

Net Income	$154,737	$141,118	$441,846	$405,674

Net Income Allocated:
Managing Members	$4,642	$4,233	$13,255	$12,170
Limited Members	150,095	136,885	428,591	393,504
Total	$154,737	$141,118	$441,846	$405,674

Net Income per LLC Unit	$6.26	$5.64	$17.86	$16.20

Weighted Average Units Outstanding – Basic and Diluted	23,958	24,273	23,998	24,288

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$441,846	$405,674

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	458,793	458,793
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(12,775)	7,449
Increase (Decrease) in Unearned Rent	45,640	30,029
Total Adjustments	491,658	496,271
Net Cash Provided By (Used For) Operating Activities	933,504	901,945

Cash Flows from Investing Activities:
Payments Received on Note Receivable	50,826	267,398

Cash Flows from Financing Activities:
Distributions Paid to Members	(923,255)	(926,589)
Repurchase of LLC Units	(78,493)	(27,236)
Net Cash Provided By (Used For) Financing Activities	(1,001,748)	(953,825)

Net Increase (Decrease) in Cash	(17,418)	215,518

Cash, beginning of period	1,406,324	1,336,670

Cash, end of period	$1,388,906	$1,552,188

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$5,719	$16,791,717	$16,797,436	24,317.25

Distributions Declared	(25,961)	(900,005)	(925,966)

Repurchase of LLC Units	(817)	(26,419)	(27,236)	(44.59)

Net Income	12,170	393,504	405,674

Balance, September 30, 2015	$(8,889)	$16,258,797	$16,249,908	24,272.66

Balance, December 31, 2015	$(16,248)	$15,933,297	$15,917,049	24,077.98

Distributions Declared	(25,961)	(900,002)	(925,963)

Repurchase of LLC Units	(2,355)	(76,138)	(78,493)	(119.50)

Net Income	13,255	428,591	441,846

Balance, September 30, 2016	$(31,309)	$15,385,748	$15,354,439	23,958.48

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

(5)  Members' Capital –

For the nine months ended September 30, 2016 and 2015, the Company declared distributions of $925,963 and $925,966, respectively.  The Limited Members received distributions of $900,002 and $900,005 and the Managing Members received distributions of $25,961 and $25,961 for the periods, respectively.  The Limited Members' distributions represented $37.50 and $37.06 per LLC Unit outstanding using 23,998 and 24,288 weighted average Units in 2016 and 2015, respectively.  The distributions represented $14.68 and $15.11 per Unit of Net Income and $22.82 and $21.95 per Unit of return of contributed capital in 2016 and 2015, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Members' Capital – (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $90,909 in both 2016 and 2015.  The Limited Members received distributions of $90,000 and the Managing Members received distributions of $909 for each year.  The Limited Members' distributions represented $3.75 and $3.71 per Unit for 2016 and 2015, respectively.

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

(6)  Fair Value Measurements –

As of September 30, 2016 and December 31, 2015, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2016 and 2015, the Company recognized rental income of $1,029,820 and $1,017,115, respectively.  In 2016, rental income increased due to rent increases on two properties.  Based on the scheduled rent for the properties as of October 31, 2016, the Company expects to recognize rental income of approximately $1,378,000 and $1,394,000 in 2016 and 2017, respectively.

For the nine months ended September 30, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $133,361 and $156,167, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $33,438 and $34,227, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2016 and 2015, the Company recognized interest income of $2,866 and $2,994, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2016, the Company's cash balances decreased $17,418 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by a payment received on a note receivable.  During the nine months ended September 30, 2015, the Company's cash balances increased $215,518 as a result of a payment received on a note receivable, which was partially offset by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $901,945 in 2015 to $933,504 in 2016 as a result of an increase in total rental and interest income in 2016 and a decrease in LLC administration and property management expenses in 2016, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the nine months ended September 30, 2016 and 2015, the Company declared distributions of $925,963 and $925,966, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $900,002 and $900,005 and the Managing Members received distributions of $25,961 and $25,961 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $90,909 in both 2016 and 2015.  The Limited Members received distributions of $90,000 and the Managing Members received distributions of $909 for each year.  The Limited Members' distributions represented $3.75 and $3.71 per Unit for 2016 and 2015, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 9, 2016	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)