Form 10-K
period 2016-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2017-03-30
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2016

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
☐ Yes    ☒ No

As of June 30, 2016, there were 23,958.475 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,958,475.

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

ITEM 1.  BUSINESS.  (Continued)

The prospectus under which Units were initially sold indicated that the Managing Members intended to liquidate the Company through the sale of its remaining properties eight to twelve years after completion of the acquisition phase (completed in December 2003), depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.  Before September 30, 2017, the Managing Member anticipates that it will mail a proxy statement to the Limited Members that will allow them to vote on whether to continue the Company for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Company's properties and assets.

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

Property Activity During the Last Three Years

As of December 31, 2013, the Company owned interests in eleven properties with a total cost of $17,592,442.  During the year ended December 31, 2014, the Company sold two property interests and received net sale proceeds of $1,904,241, which resulted in a net gain of $593,490.  During 2014, the Company expended $2,375,000 to purchase one additional property as it reinvested cash generated from property sales.  As of December 31, 2016, the Company owned interests in ten properties with a total cost of $18,317,640.

Major Tenants

During 2016, four tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 69% of total rental income in 2016.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2017.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long‑term lease, there is little competition until the Company decides to sell the property.  At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Company's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2016.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Middletown, OH (45%)	6/1/06	$835,890		Advance Stores Company, Inc.	$64,512	$20.84

Applebee's Restaurant Fishers, IN	9/21/06	$3,002,553		Apple Indiana II LLC	$250,247	$49.55

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,934		Tractor Supply Company	$115,437	$10.47

Dick's Sporting Goods Store Fredericksburg, VA (35%)	5/8/08	$4,052,921		Dick's Sporting Goods, Inc.	$301,972	$17.71

Fresenius Medical Center Shreveport, LA (45%)	10/2/08	$1,113,416		Bio-Medical Applications of Louisiana, LLC	$92,268	$24.12

Best Buy Store Lake Geneva, WI (34%)	10/6/08	$2,083,526		Best Buy Stores, L.P.	$153,826	$14.89

Family Dollar Store McDonough, GA	5/14/12	$1,640,500	(1)	Family Dollar Stores of Georgia, Inc.	$136,168	$16.84

Coliseum Health Clinic Macon, GA (50%)	7/25/12	$967,500	(1)	Macon Healthcare, LLC	$79,625	$23.02

PetSmart Store Gonzales, LA (27%)	6/12/13	$842,400	(1)	PetSmart, Inc.	$63,186	$19.30

Fresenius Medical Center Grove City, OH	9/11/14	$2,375,000	(1)	Fresenius Medical Care VRO, LLC	$180,924	$22.51

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

At December 31, 2016, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2016, there were 689 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $34,822 and $32,532 were made to the Managing Members and $1,200,002 and $1,200,005 were made to the Limited Members for 2016 and 2015, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $110,000 and $220,000 in 2016 and 2015, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/16 to 10/31/16	30.00	$591.48	902.81(1)	(2)

11/1/16 to 11/30/16	--	--	--	--

12/1/16 to 12/31/16	--	--	--	--

(1)	The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

Effective April 11, 2016, the Financial Industry Regulatory Authority ("FINRA") implemented Rule 2310, a revised rule that requires securities broker-dealers to report on customer account statements the value of investment units of non-traded securities, such as REITs, LLCs and Limited Partnerships, provided that the per unit value is derived using methodology set forth by the rule.

At December 31, 2016, the estimated value of the Company's Units was $764 per Unit, an estimated value derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).  Third-party valuation services were provided by:

Justin Zahn – Commercial Investment Advisors, Scottsdale, AZ
Brad Gibbs – SRS Real Estate Partners, Dallas, TX
Ken Hedrick – Stan Johnson Company, Tulsa, OK
John Hottle – Hottle Appraisal Company, St. Louis, MO

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company's cash, receivables and liabilities were valued at face value.  Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2016 by a capitalization rate the Managing Member believed, based upon material assistance and/or confirmation by the aforementioned third-party valuation experts, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

Results of Operations

For the years ended December 31, 2016 and 2015, the Company recognized rental income of $1,377,777 and $1,358,517, respectively.  In 2016, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties as of February 28, 2017, the Company expects to recognize rental income of approximately $1,394,000 in 2017.

For the years ended December 31, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $171,796 and $200,881, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $35,491 and $39,313, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On May 19, 2010, as a result of the sale of the Johnny Carino's restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  The Company submitted a Proof of Claim for damages to the bankruptcy court.  Fired Up's reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In early May 2015, the Company received an initial claim payment from the plan of $267,398.  Based on a claim payment estimate from the bankruptcy trustee, the Company recognized a bad debt expense of $57,000 in the fourth quarter of 2015.  At December 31, 2015, the outstanding principal balance due on the Note, net of an allowance for doubtful accounts of $972,000, was $50,826.  In February 2016, the Company received a final claim payment that covered the remaining net balance of the Note.

For the years ended December 31, 2016 and 2015, the Company recognized interest income of $3,790 and $3,964, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2016, the Company's cash balances decreased $86,088 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by a payment received on a note receivable.  During the year ended December 31, 2015, the Company's cash balances increased $69,654 as a result of a payment received on a note receivable, which was partially offset by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $1,184,625 in 2015 to $1,192,406 in 2016 as a result of an increase in total rental and interest income in 2016 and a decrease in LLC administration and property management expenses in 2016, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the years ended December 31, 2016 and 2015, the Company declared distributions of $1,234,824 and $1,232,537, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,200,002 and $1,200,005 and the Managing Members received distributions of $34,822 and $32,532 for the years, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $111,111 and $222,222 in 2016 and 2015, respectively.  The Limited Members received distributions of $110,000 and $220,000 and the Managing Members received distributions of $1,111 and $2,222 for the years, respectively.  The Limited Members' distributions represented $4.59 and $9.11 per Unit for the years, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

During 2016, the Company repurchased a total of 149.50 Units for $93,883 from three Limited Members in accordance with the Operating Agreement.  During 2015, the Company repurchased a total of 239.27 Units for $143,317 from 14 Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, the Company repurchased a total of 514.03 Units for $385,888 from 26 Limited Members.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,904 and $4,432 in 2016 and 2015, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 24 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	15

Balance Sheets as of December 31, 2016 and 2015	16

Statements for the Years Ended December 31, 2016 and 2015:

Income	17

Cash Flows	18

Changes in Members' Equity (Deficit)	19

Notes to Financial Statements	20 – 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2016 and 2015, and the related statements of income, cash flows and changes in members' equity (deficit) for each of the years then ended.  AEI Income & Growth Fund 24 LLC's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 24 LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2017

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2016	2015
Current Assets:
Cash	$1,320,236	$1,406,324
Current Portion of Note Receivable, Net	0	50,826
Total Current Assets	1,320,236	1,457,150

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,175,342	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,317,640	18,317,640
Accumulated Depreciation and Amortization	(4,058,525)	(3,446,801)
Real Estate Held for Investment, Net	14,259,115	14,870,839
Total Assets	$15,579,351	$16,327,989

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$66,539	$94,749
Distributions Payable	308,862	306,571
Unearned Rent	9,620	9,620
Total Current Liabilities	385,021	410,940

Members' Equity (Deficit):
Managing Members	(35,707)	(16,248)
Limited Members – 50,000 Units authorized; 23,928 and 24,078 Units issued and outstanding as of December 31, 2016 and 2015, respectively	15,230,037	15,933,297
Total Members' Equity	15,194,330	15,917,049
Total Liabilities and Members' Equity	$15,579,351	$16,327,989

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME

	Year Ended December 31
	2016	2015

Rental Income	$1,377,777	$1,358,517

Expenses:
LLC Administration – Affiliates	171,796	200,881
LLC Administration and Property Management – Unrelated Parties	35,491	39,313
Depreciation and Amortization	565,388	565,388
Bad Debt Expense	0	57,000
Total Expenses	772,675	862,582

Operating Income	605,102	495,935

Other Income:
Interest Income	3,790	3,964

Net Income	$608,892	$499,899

Net Income Allocated:
Managing Members	$18,267	$14,997
Limited Members	590,625	484,902
Total	$608,892	$499,899

Net Income per LLC Unit	$24.63	$20.01

Weighted Average Units Outstanding – Basic and Diluted	23,981	24,235

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015

Cash Flows from Operating Activities:
Net Income	$608,892	$499,899

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	611,724	611,722
Bad Debt Expense	0	57,000
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(28,210)	15,442
Increase (Decrease) in Unearned Rent	0	562
Total Adjustments	583,514	684,726
Net Cash Provided By (Used For) Operating Activities	1,192,406	1,184,625

Cash Flows from Investing Activities:
Payments Received on Note Receivable	50,826	267,398

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,232,533)	(1,234,620)
Repurchase of LLC Units	(96,787)	(147,749)
Net Cash Provided By (Used For) Financing Activities	(1,329,320)	(1,382,369)

Net Increase (Decrease) in Cash	(86,088)	69,654

Cash, beginning of year	1,406,324	1,336,670

Cash, end of year	$1,320,236	$1,406,324

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$5,719	$16,791,717	$16,797,436	24,317.25

Distributions Declared	(32,532)	(1,200,005)	(1,232,537)

Repurchase of LLC Units	(4,432)	(143,317)	(147,749)	(239.27)

Net Income	14,997	484,902	499,899

Balance, December 31, 2015	(16,248)	15,933,297	15,917,049	24,077.98

Distributions Declared	(34,822)	(1,200,002)	(1,234,824)

Repurchase of LLC Units	(2,904)	(93,883)	(96,787)	(149.50)

Net Income	18,267	590,625	608,892

Balance, December 31, 2016	$(35,707)	$15,230,037	$15,194,330	23,928.48

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(1)  Organization –

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
DECEMBER 31, 2016 AND 2015

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
DECEMBER 31, 2016 AND 2015

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

Notes Receivable

Notes receivable are recorded at net realizable value.  Interest is recognized according to the terms of each note.  Principal payments collected on notes receivable are included in cash flows from investing activities.  The allowance for doubtful accounts is an estimate of the amount of credit losses in the Company's existing notes.  The allowance is recorded if it is probable that the Company will not collect all principal and interest contractually due.  The Company considers historical payment patterns, financial statement trends and analysis, and other economic factors in determining the probability of collection.  Increases and decreases in the allowance are charged to bad debt expense.  Notes are written off against the allowance when the potential for recovery is considered remote.

Income Taxes

The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members.  In general, no recognition has been given to income taxes in the accompanying financial statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2013, and with few exceptions, is no longer subject to state tax examinations for tax years before 2013.

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

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

The disposition of a property or classification of a property as Real Estate Held for Sale by the Company does not represent a strategic shift that will have a major effect on the Company's operations and financial results.  Therefore, the results from operating and selling the property are included in continuing operations.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(2)  Summary of Significant Accounting Policies – (Continued)

The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2016 and 2015.

Fair Value Measurements

As of December 31, 2016 and 2015, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2016 and 2015.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis.  Therefore, the Company's properties are classified as one reportable segment.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Company's financial statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Advance Auto Parts store (45% – AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (50% – AEI Income & Growth Fund XXII Limited Partnership); Dick's Sporting Goods store (35% – AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center in Shreveport, Louisiana (45% – AEI Income & Growth Fund XXI Limited Partnership); Best Buy store (34% – AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC); Coliseum Health clinic (50% – AEI Income & Growth Fund 25 LLC); and PetSmart store (27% – AEI Income & Growth Fund 25 LLC).

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2016	2015

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and properties, maintaining the Company's books, and communicating with the Limited Members.	$171,796	$200,881

b.	AEI is reimbursed for all direct expenses it paid on the Company's behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$35,491	$39,313

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a and b.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

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
DECEMBER 31, 2016 AND 2015

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2016 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Middletown, OH	$91,836	$744,054	$835,890	$314,983
Applebee's, Fishers, IN	1,204,372	1,798,181	3,002,553	740,250
Tractor Supply, Grand Forks, ND	238,557	1,165,377	1,403,934	464,209
Dick's Sporting Goods, Fredericksburg, VA	2,078,645	1,974,276	4,052,921	732,354
Fresenius Medical Center, Shreveport, LA	83,506	1,029,910	1,113,416	339,867
Best Buy, Lake Geneva, WI	345,298	1,738,228	2,083,526	570,716
Family Dollar, McDonough, GA	530,000	779,550	1,309,550	144,219
Coliseum Health, Macon, GA	200,000	451,516	651,516	80,521
PetSmart, Gonzales, LA	102,600	555,521	658,121	78,698
Fresenius Medical Center, Grove City, OH	60,000	1,938,729	1,998,729	177,716
	$4,934,814	$12,175,342	$17,110,156	$3,643,533

For the years ended December 31, 2016 and 2015, the Company recognized depreciation expense of $497,260 and $497,259, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2016		2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 82 and 94 months, respectively)	$711,169	$244,916	$711,169	$176,788

Above-Market Lease Intangibles (weighted average life of 85 and 97 months, respectively)	496,315	170,076	496,315	123,740
Acquired Intangible Lease Assets	$1,207,484	$414,992	$1,207,484	$300,528

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(4) Real Estate Investments – (Continued)

For the years ended December 31, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $68,128 and $68,129, and the decrease to rental income for above-market leases was $46,336 and $46,334, respectively.  For lease intangibles not held for sale at December 31, 2016, the estimated amortization expense is $68,128 and the estimated decrease to rental income is $46,336 for each of the next five succeeding years.

For properties owned as of December 31, 2016, the minimum future rent payments required by the leases are as follows:
2017	$1,439,956
2018	1,397,428
2019	917,255
2020	834,097
2021	732,973
Thereafter	2,288,426
$7,610,135

There were no contingent rents recognized in 2016 and 2015.

(5)  Note Receivable –

On May 19, 2010, as a result of the sale of the Johnny Carino's restaurant in Littleton, Colorado, the Company received a Note with a principal balance of $1,361,730 as a lease settlement payment from Fired Up, Inc., the parent company of the tenant and guarantor of the Lease.  On March 27, 2014, Fired Up filed for Chapter 11 bankruptcy reorganization.  The Company submitted a Proof of Claim for damages to the bankruptcy court.  Fired Up's reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In early May 2015, the Company received an initial claim payment from the plan of $267,398.  Based on a claim payment estimate from the bankruptcy trustee, the Company recognized a bad debt expense of $57,000 in the fourth quarter of 2015.  At December 31, 2015, the outstanding principal balance due on the Note, net of an allowance for doubtful accounts of $972,000, was $50,826.  In February 2016, the Company received a final claim payment that covered the remaining net balance of the Note.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(6)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2016	2015

Dick's Sporting Goods, Inc.	Retail	$301,972	$301,972
Fresenius Medical Care Holdings, Inc.	Medical	258,635	248,116
Apple American Group	Restaurant	237,153	232,788
Best Buy Stores, L.P.	Retail	153,826	153,826
Aggregate rental income of major tenants		$951,586	$936,702
Aggregate rental income of major tenants as a percentage of total rental income		69%	69%

(7)  Members' Capital –

For the years ended December 31, 2016 and 2015, the Company declared distributions of $1,234,824 and $1,232,537, respectively.  The Limited Members received distributions of $1,200,002 and $1,200,005 and the Managing Members received distributions of $34,822 and $32,532 for the years, respectively.  The Limited Members' distributions represented $50.04 and $49.52 per LLC Unit outstanding using 23,981 and 24,235 weighted average Units in 2016 and 2015, respectively.  The distributions represented $20.71 and $14.06 per Unit of Net Income and $29.33 and $35.46 per Unit of return of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $111,111 and $222,222 in 2016 and 2015, respectively.  The Limited Members received distributions of $110,000 and $220,000 and the Managing Members received distributions of $1,111 and $2,222 for the years, respectively.  The Limited Members' distributions represented $4.59 and $9.11 per Unit for the years, respectively.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(7)  Members' Capital – (Continued)

During 2016, the Company repurchased a total of 149.50 Units for $93,883 from three Limited Members in accordance with the Operating Agreement.  During 2015, the Company repurchased a total of 239.27 Units for $143,317 from 14 Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,904 and $4,432 in 2016 and 2015, respectively.

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2016	2015

Net Income for Financial Reporting Purposes	$608,892	$499,899

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	228,658	226,358

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	0	562

Bad Debt Expense for Tax Purposes Over Bad Debt Expense for Financial Reporting Purposes	0	(915,000)
Taxable Income (Loss) to Members	$837,550	$(188,181)

The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

	2016	2015

Members' Equity for Financial Reporting Purposes	$15,194,330	$15,917,049

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,477,314	1,248,656

Adjusted Tax Basis of Note Receivable Over Note Receivable for Financial Reporting Purposes		0

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	9,620	9,620

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,659,328	3,659,328
Members' Equity for Tax Reporting Purposes	$20,340,592	$20,834,653

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 72, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2017.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in eight limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 57, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2017.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2016.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2016 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2017:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2016 and 2015.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2016, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2016.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (November 21, 2000) To December 31, 2016

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$2,482,128

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,200,499

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$459,302

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,180,104

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$668,693

Managing Members	3% of Net Cash Flow in any fiscal year.	$549,041

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$28,770

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2016 and 2015:

Fee Category	2016	2015

Audit Fees	$19,300	$19,053
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,300	$19,053

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

AEI INCOME & GROWTH FUND 24
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 29, 2017	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2017
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2017
Patrick W. Keene	(Principal Accounting Officer)