Form 10-Q
period 2017-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2017-05-12
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2017 and December 31, 2016	3

	Statements for the Three Months ended March 31, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$1,402,275	$1,320,236

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,175,342	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,317,640	18,317,640
Accumulated Depreciation and Amortization	(4,211,456)	(4,058,525)
Real Estate Held for Investment, Net	14,106,184	14,259,115
Total Assets	$15,508,459	$15,579,351

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$112,938	$66,539
Distributions Payable	309,278	308,862
Unearned Rent	52,862	9,620
Total Current Liabilities	475,078	385,021

Members' Equity (Deficit):
Managing Members	(40,535)	(35,707)
Limited Members – 50,000 Units authorized; 23,928 Units issued and outstanding as of 3/31/17 and 12/31/16	15,073,916	15,230,037
Total Members' Equity	15,033,381	15,194,330
Total Liabilities and Members' Equity	$15,508,459	$15,579,351

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2017	2016

Rental Income	$347,957	$342,636

Expenses:
LLC Administration – Affiliates	43,873	45,127
LLC Administration and Property Management – Unrelated Parties	15,323	12,624
Depreciation and Amortization	141,347	141,347
Total Expenses	200,543	199,098

Operating Income	147,414	143,538

Other Income:
Interest Income	915	978

Net Income	$148,329	$144,516

Net Income Allocated:
Managing Members	$4,450	$4,335
Limited Members	143,879	140,181
Total	$148,329	$144,516

Net Income per LLC Unit	$6.01	$5.82

Weighted Average Units Outstanding – Basic and Diluted	23,928	24,078

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2017	2016
Cash Flows from Operating Activities:
Net Income	$148,329	$144,516

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	152,931	152,931
Increase (Decrease) in Payable to AEI Fund Management, Inc.	46,399	8,858
Increase (Decrease) in Unearned Rent	43,242	43,242
Total Adjustments	242,572	205,031
Net Cash Provided By (Used For) Operating Activities	390,901	349,547

Cash Flows from Investing Activities:
Payments Received on Note Receivable	0	50,826

Cash Flows from Financing Activities:
Distributions Paid to Members	(308,862)	(306,571)

Net Increase (Decrease) in Cash	82,039	93,802

Cash, beginning of period	1,320,236	1,406,324

Cash, end of period	$1,402,275	$1,500,126

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2015	$(16,248)	$15,933,297	$15,917,049	24,077.98

Distributions Declared	(9,278)	(300,001)	(309,279)

Net Income	4,335	140,181	144,516

Balance, March 31, 2016	$(21,191)	$15,773,477	$15,752,286	24,077.98

Balance, December 31, 2016	$(35,707)	$15,230,037	$15,194,330	23,928.48

Distributions Declared	(9,278)	(300,000)	(309,278)

Net Income	4,450	143,879	148,329

Balance, March 31, 2017	$(40,535)	$15,073,916	$15,033,381	23,928.48

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017
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

(3)  Real Estate Investments –

In April 2017, the Company entered into an agreement with the tenant of the Fresenius Medical Center in Shreveport, Louisiana to extend the lease term nine years to expire on June 30, 2027.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Company paid a tenant improvement allowance of $38,250 that will be capitalized and depreciated.

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

(5)  Members' Capital –

For the three months ended March 31, 2017 and 2016, the Company declared distributions of $309,278 and $309,279, respectively.  The Limited Members received distributions of $300,000 and $300,001 and the Managing Members received distributions of $9,278 and $9,278 for the periods, respectively.  The Limited Members' distributions represented $12.54 and $12.46 per LLC Unit outstanding using 23,928 and 24,078 weighted average Units in 2017 and 2016, respectively.  The distributions represented $6.01 and $5.82 per Unit of Net Income and $6.53 and $6.64 per Unit of return of contributed capital in 2017 and 2016, respectively.

(6)  Fair Value Measurements –

As of March 31, 2017 and December 31, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2017 and 2016, the Company recognized rental income of $347,957 and $342,636, respectively.  In 2017, rental income increased due to rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2017, the Company expects to recognize rental income of approximately $1,394,000 in 2017.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2017 and 2016, the Company incurred LLC administration expenses from affiliated parties of $43,873 and $45,127, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $15,323 and $12,624, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2017 and 2016, the Company recognized interest income of $915 and $978, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2017, the Company's cash balances increased $82,039 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the three months ended March 31, 2016, the Company's cash balances increased $93,802 as a result of a payment received on a note receivable and cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities increased from $349,547 in 2016 to $390,901 in 2017 as a result of an increase in total rental and interest income in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2017.

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

For the three months ended March 31, 2017 and 2016, the Company declared distributions of $309,278 and $309,279, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $300,000 and $300,001 and the Managing Members received distributions of $9,278 and $9,278 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2017 and 2016, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 12, 2017	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/a/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)