Form 10-Q
period 2017-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2017-08-11
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2017

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2017 and December 31, 2016	3

	Statements for the Periods ended June 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$1,283,880	$1,320,236

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,213,592	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,355,890	18,317,640
Accumulated Depreciation and Amortization	(4,364,387)	(4,058,525)
Real Estate Held for Investment, Net	13,991,503	14,259,115
Total Assets	$15,275,383	$15,579,351

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$95,911	$66,539
Distributions Payable	306,275	308,862
Unearned Rent	53,061	9,620
Total Current Liabilities	455,247	385,021

Members' Equity (Deficit):
Managing Members	(45,518)	(35,707)
Limited Members – 50,000 Units authorized; 23,806 and 23,928 Units issued and outstanding as of 6/30/17 and 12/31/16, respectively	14,865,654	15,230,037
Total Members' Equity	14,820,136	15,194,330
Total Liabilities and Members' Equity	$15,275,383	$15,579,351

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Rental Income	$348,554	$343,592	$696,511	$686,228

Expenses:
LLC Administration – Affiliates	37,980	45,957	81,853	91,084
LLC Administration and Property Management – Unrelated Parties	1,538	14,644	16,861	27,268
Depreciation and Amortization	141,347	141,347	282,694	282,694
Total Expenses	180,865	201,948	381,408	401,046

Operating Income	167,689	141,644	315,103	285,182

Other Income:
Interest Income	880	949	1,795	1,927

Net Income	$168,569	$142,593	$316,898	$287,109

Net Income Allocated:
Managing Members	$5,057	$4,278	$9,507	$8,613
Limited Members	163,512	138,315	307,391	278,496
Total	$168,569	$142,593	$316,898	$287,109

Net Income per LLC Unit	$6.87	$5.77	$12.88	$11.60

Weighted Average Units Outstanding – Basic and Diluted	23,806	23,958	23,867	24,018

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$316,898	$287,109

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	305,862	305,862
Increase (Decrease) in Payable to AEI Fund Management, Inc.	29,372	1,178
Increase (Decrease) in Unearned Rent	43,441	43,242
Total Adjustments	378,675	350,282
Net Cash Provided By (Used For) Operating Activities	695,573	637,391

Cash Flows from Investing Activities:
Investments in Real Estate	(38,250)	0
Payments Received on Note Receivable	0	50,826
Net Cash Provided By (Used For) Investing Activities	(38,250)	50,826

Cash Flows from Financing Activities:
Distributions Paid to Members	(618,140)	(615,850)
Repurchase of LLC Units	(75,539)	(78,493)
Net Cash Provided By (Used For) Financing Activities	(693,679)	(694,343)

Net Increase (Decrease) in Cash	(36,356)	(6,126)

Cash, beginning of period	1,320,236	1,406,324

Cash, end of period	$1,283,880	$1,400,198

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2015	$(16,248)	$15,933,297	$15,917,049	24,077.98

Distributions Declared	(16,683)	(600,001)	(616,684)

Repurchase of LLC Units	(2,355)	(76,138)	(78,493)	(119.50)

Net Income	8,613	278,496	287,109

Balance, June 30, 2016	$(26,673)	$15,535,654	$15,508,981	23,958.48

Balance, December 31, 2016	$(35,707)	$15,230,037	$15,194,330	23,928.48

Distributions Declared	(17,052)	(598,501)	(615,553)

Repurchase of LLC Units	(2,266)	(73,273)	(75,539)	(122.40)

Net Income	9,507	307,391	316,898

Balance, June 30, 2017	$(45,518)	$14,865,654	$14,820,136	23,806.08

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017
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

(3)  Real Estate Investments –

In April 2017, the Company entered into an agreement with the tenant of the Fresenius Medical Center in Shreveport, Louisiana to extend the lease term nine years to expire on June 30, 2027.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Company paid a tenant improvement allowance of $38,250 that was capitalized and will be depreciated.

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

(5)  Members' Capital –

For the six months ended June 30, 2017 and 2016, the Company declared distributions of $615,553 and $616,684, respectively.  The Limited Members received distributions of $598,501 and $600,001 and the Managing Members received distributions of $17,052 and $16,683 for the periods, respectively.  The Limited Members' distributions represented $25.08 and $24.98 per LLC Unit outstanding using 23,867 and 24,018 weighted average Units in 2017 and 2016, respectively.  The distributions represented $9.80 and $8.42 per Unit of Net Income and $15.28 and $16.56 per Unit of return of contributed capital in 2017 and 2016, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $70,707 and $90,909 in 2017 and 2016, respectively.  The Limited Members received distributions of $70,000 and $90,000 and the Managing Members received distributions of $707 and $909 for the periods, respectively.  The Limited Members' distributions represented $2.94 and $3.76 per Unit for the periods, respectively.

On April 1, 2017, the Company repurchased a total of 122.40 Units for $73,273 from five Limited Members in accordance with the Operating Agreement.  On April 1, 2016, the Company repurchased a total of 119.50 Units for $76,138 from two Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,266 and $2,355 in 2017 and 2016, respectively.

(6)  Fair Value Measurements –

As of June 30, 2017 and December 31, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2017 and 2016, the Company recognized rental income of $696,511 and $686,228, respectively.  In 2017, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties as of July 31, 2017, the Company expects to recognize rental income of approximately $1,394,000 in 2017.

For the six months ended June 30, 2017 and 2016, the Company incurred LLC administration expenses from affiliated parties of $81,853 and $91,084, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $16,861 and $27,268, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2017 and 2016, the Company recognized interest income of $1,795 and $1,927, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2017, the Company's cash balances decreased $36,356 mainly as a result of cash paid for a tenant improvement allowance.  During the six months ended June 30, 2016, the Company's cash balances decreased $6,126 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by a payment received on a note receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $637,391 in 2016 to $695,573 in 2017 as a result of an increase in total rental and interest income in 2017, a decrease in LLC administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the six months ended June 30, 2017 and 2016, the Company declared distributions of $615,533 and $616,684, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $598,501 and $600,001 and the Managing Members received distributions of $17,052 and $16,683 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $70,707 and $90,909 in 2017 and 2016, respectively.  The Limited Members received distributions of $70,000 and $90,000 and the Managing Members received distributions of $707 and $909 for the periods, respectively.  The Limited Members' distributions represented $2.94 and $3.76 per Unit for the periods, respectively.

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

On April 1, 2017, the Company repurchased a total of 122.40 Units for $73,273 from five Limited Members in accordance with the Operating Agreement.  On April 1, 2016, the Company repurchased a total of 119.50 Units for $76,138 from two Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,266 and $2,355 in 2017 and 2016, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/17 to 4/30/17	122.40	$598.64	1,025.20(1)	(2)

5/1/17 to 5/31/17	--	--	--	--

6/1/17 to 6/30/17	--	--	--	--

(1)	The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2017	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)