Form 10-Q
period 2017-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2017-11-13
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2017 and December 31, 2016	3

	Statements for the Periods ended September 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$1,263,767	$1,320,236

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,213,592	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,355,890	18,317,640
Accumulated Depreciation and Amortization	(4,518,275)	(4,058,525)
Real Estate Held for Investment, Net	13,837,615	14,259,115
Total Assets	$15,101,382	$15,579,351

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$86,332	$66,539
Distributions Payable	307,732	308,862
Unearned Rent	19,654	9,620
Total Current Liabilities	413,718	385,021

Members' Equity (Deficit):
Managing Members	(49,492)	(35,707)
Limited Members – 50,000 Units authorized; 23,806 and 23,928 Units issued and outstanding as of 9/30/17 and 12/31/16, respectively	14,737,156	15,230,037
Total Members' Equity	14,687,664	15,194,330
Total Liabilities and Members' Equity	$15,101,382	$15,579,351

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Rental Income	$348,554	$343,592	$1,045,065	$1,029,820

Expenses:
LLC Administration – Affiliates	28,558	42,277	110,411	133,361
LLC Administration and Property Management – Unrelated Parties	3,298	6,170	20,159	33,438
Depreciation and Amortization	142,304	141,347	424,998	424,041
Total Expenses	174,160	189,794	555,568	590,840

Operating Income	174,394	153,798	489,497	438,980

Other Income:
Interest Income	866	939	2,661	2,866

Net Income	$175,260	$154,737	$492,158	$441,846

Net Income Allocated:
Managing Members	$5,258	$4,642	$14,765	$13,255
Limited Members	170,002	150,095	477,393	428,591
Total	$175,260	$154,737	$492,158	$441,846

Net Income per LLC Unit	$7.14	$6.26	$20.02	$17.86

Weighted Average Units Outstanding – Basic and Diluted	23,806	23,958	23,847	23,998

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$492,158	$441,846

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	459,750	458,793
Increase (Decrease) in Payable to AEI Fund Management, Inc.	19,793	(12,775)
Increase (Decrease) in Unearned Rent	10,034	45,640
Total Adjustments	489,577	491,658
Net Cash Provided By (Used For) Operating Activities	981,735	933,504

Cash Flows from Investing Activities:
Investments in Real Estate	(38,250)	0
Payments Received on Note Receivable	0	50,826
Net Cash Provided By (Used For) Investing Activities	(38,250)	50,826

Cash Flows from Financing Activities:
Distributions Paid to Members	(924,415)	(923,255)
Repurchase of LLC Units	(75,539)	(78,493)
Net Cash Provided By (Used For) Financing Activities	(999,954)	(1,001,748)

Net Increase (Decrease) in Cash	(56,469)	(17,418)

Cash, beginning of period	1,320,236	1,406,324

Cash, end of period	$1,263,767	$1,388,906

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2015	$(16,248)	$15,933,297	$15,917,049	24,077.98

Distributions Declared	(25,961)	(900,002)	(925,963)

Repurchase of LLC Units	(2,355)	(76,138)	(78,493)	(119.50)

Net Income	13,255	428,591	441,846

Balance, September 30, 2016	$(31,309)	$15,385,748	$15,354,439	23,958.48

Balance, December 31, 2016	$(35,707)	$15,230,037	$15,194,330	23,928.48

Distributions Declared	(26,284)	(897,001)	(923,285)

Repurchase of LLC Units	(2,266)	(73,273)	(75,539)	(122.40)

Net Income	14,765	477,393	492,158

Balance, September 30, 2017	$(49,492)	$14,737,156	$14,687,664	23,806.08

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

(5)  Members' Capital –

For the nine months ended September 30, 2017 and 2016, the Company declared distributions of $923,285 and $925,963, respectively.  The Limited Members received distributions of $897,001 and $900,002 and the Managing Members received distributions of $26,284 and $25,961 for the periods, respectively.  The Limited Members' distributions represented $37.61 and $37.50 per LLC Unit outstanding using 23,847 and 23,998 weighted average Units in 2017 and 2016, respectively.  The distributions represented $16.94 and $14.68 per Unit of Net Income and $20.67 and $22.82 per Unit of return of contributed capital in 2017 and 2016, respectively.

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

(6)  Fair Value Measurements –

As of September 30, 2017 and December 31, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2017 and 2016, the Company recognized rental income of $1,045,065 and $1,029,820, respectively.  In 2017, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties as of October 31, 2017, the Company expects to recognize rental income of approximately $1,394,000 and $1,397,000 in 2017 and 2018, respectively.

For the nine months ended September 30, 2017 and 2016, the Company incurred LLC administration expenses from affiliated parties of $110,411 and $133,361, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $20,159 and $33,438, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2017 and 2016, the Company recognized interest income of $2,661 and $2,866, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2017, the Company's cash balances decreased $56,469 as a result of cash paid for a tenant improvement allowance, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2016, the Company's cash balances decreased $17,418 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by a payment received on a note receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $933,504 in 2016 to $981,735 in 2017 as a result of an increase in total rental and interest income in 2017 and a decrease in LLC administration and property management expenses in 2017, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the nine months ended September 30, 2017 and 2016, the Company declared distributions of $923,285 and $925,963, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $897,001 and $900,002 and the Managing Members received distributions of $26,284 and $25,961 for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2017	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)