Form 10-K
period 2017-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2018-03-30
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2017

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
☐ Yes    ☒ No

As of June 30, 2017, there were 23,806.081 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,806,081.

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

In January 2018, the Managing Member mailed a Consent Statement (Proxy) seeking the consent of the Limited Members, as required by Section 6.1 of the Operating Agreement, to initiate the final disposition, liquidation and distribution of all of the Company's properties and assets within the next 12 to 24 months.  On February 12, 2018, the proposal was approved with a majority of Units voting in favor of the proposal.  As a result, the Managing Member is proceeding with the planned liquidation of the Company.

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

Property Activity During the Last Three Years

As of December 31, 2014, the Company owned interests in ten properties with a total cost of $18,317,640.  During 2015, 2016 and 2017, the Company did not sell or purchase any properties.  As of December 31, 2017, the Company owned interests in ten properties with a total cost of $18,355,890.

Major Tenants

During 2017, four tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 69% of total rental income in 2017.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2018.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2017.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Middletown, OH (45%)	6/1/06	$835,890		Advance Stores Company, Inc.	$64,512	$20.84

Applebee's Restaurant Fishers, IN	9/21/06	$3,002,553		Apple Indiana II LLC	$250,247	$49.55

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,934		Tractor Supply Company	$115,437	$10.47

Dick's Sporting Goods Store Fredericksburg, VA (35%)	5/8/08	$4,052,921		Dick's Sporting Goods, Inc.	$301,972	$17.71

Fresenius Medical Center Shreveport, LA (45%)	10/2/08	$1,151,666		Bio-Medical Applications of Louisiana, LLC	$92,268	$24.12

Best Buy Store Lake Geneva, WI (34%)	10/6/08	$2,083,526		Best Buy Stores, L.P.	$153,826	$14.89

Family Dollar Store McDonough, GA	5/14/12	$1,640,500	(1)	Family Dollar Stores of Georgia, Inc.	$136,168	$16.84

Coliseum Health Clinic Macon, GA (50%)	7/25/12	$967,500	(1)	Macon Healthcare, LLC	$82,014	$23.71

PetSmart Store Gonzales, LA (27%)	6/12/13	$842,400	(1)	PetSmart, Inc.	$63,186	$19.30

Fresenius Medical Center Grove City, OH	9/11/14	$2,375,000	(1)	Bio-Medical Applications of Ohio, Inc.	$180,924	$22.51

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The lease for the Fresenius Medical Center in Shreveport, Louisiana was extended to expire on June 30, 2027.  The leases provide the tenants with one to six five-year renewal options subject to the same terms and conditions as the primary term.

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

At December 31, 2017, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2017, there were 689 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $34,012 and $34,822 were made to the Managing Members and $1,194,002 and $1,200,002 were made to the Limited Members for 2017 and 2016, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $140,000 and $110,000 in 2017 and 2016, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/17 to 10/31/17	148.87	$591.47	1,174.07(1)	(2)

11/1/17 to 11/30/17	--	--	--	--

12/1/17 to 12/31/17	--	--	--	--

(1)	The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

At December 31, 2017, the estimated value of the Company's Units was $741 per Unit.  The Managing Member is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).  Third-party valuation services were provided by:

Justin Zahn – Commercial Investment Advisors, Scottsdale, AZ
Brad Gibbs – SRS Real Estate Partners, Dallas, TX
Ken Hedrick – Newmark Knight Frank, Tulsa, OK
John Hottle – Hottle Appraisal Company, St. Louis, MO

The expertise provided by these parties included brokerage, valuation, and appraisal services of commercial, net leased properties.  We provided each third-party valuation expert with a unique set of assets from the registrant's portfolio. In response, the third-party valuation experts provided cap rate analysis, and the logic behind such analysis, for each of the assets. Thereafter, we reviewed the analysis with the third-party valuation experts to fully understand the information presented. We then used this information, as well as our own independent analysis, to establish and/or confirm asset values.

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company's cash, receivables and liabilities were valued at face value.  Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2017 by a capitalization rate the Managing Member believed, based upon material assistance and/or confirmation by the aforementioned third-party valuation experts, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2017 and 2016:
	December 31, 2017	December 31, 2016
Properties	$16,955,000	$17,536,000
Cash	1,173,000	1,371,000
Current Liabilities	(414,000)	(446,000)
Value attributable to the interest of the Managing Members	(177,000)	(185,000)
Value attributable to the interest of the Limited Members	$17,537,000	$18,276,000
LLC Units outstanding	23,657	23,928

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2017 and 2016, the Company recognized rental income of $1,393,620 and $1,377,777, respectively.  In 2017, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties as of February 28, 2018, the Company expects to recognize rental income of approximately $1,397,000 in 2018.

For the years ended December 31, 2017 and 2016, the Company incurred LLC administration expenses from affiliated parties of $141,520 and $171,796, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,491 and $35,491, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the years ended December 31, 2017 and 2016, the Company recognized interest income of $3,460 and $3,790, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2017, the Company's cash balances decreased $157,754 as a result of cash paid for a tenant improvement allowance, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2016, the Company's cash balances decreased $86,088 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by a payment received on a note receivable.

Net cash provided by operating activities increased from $1,192,406 in 2016 to $1,278,957 in 2017 as a result of an increase in total rental and interest income in 2017, a decrease in LLC administration and property management expenses in 2017, and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the years ended December 31, 2017 and 2016, the Company declared distributions of $1,228,014 and $1,234,824, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,194,002 and $1,200,002 and the Managing Members received distributions of $34,012 and $34,822 for the years, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $141,414 and $111,111 in 2017 and 2016, respectively.  The Limited Members received distributions of $140,000 and $110,000 and the Managing Members received distributions of $1,414 and $1,111 for the years, respectively.  The Limited Members' distributions represented $5.90 and $4.59 per Unit for the years, respectively.

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

During 2017, the Company repurchased a total of 271.27 Units for $161,325 from 11 Limited Members in accordance with the Operating Agreement.  During 2016, the Company repurchased a total of 149.50 Units for $93,883 from three Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, the Company repurchased a total of 753.30 Units for $529,205 from 40 Limited Members.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $4,989 and $2,904 in 2017 and 2016, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 24 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2017 and 2016	17

Statements for the Years Ended December 31, 2017 and 2016:

Income	18

Cash Flows	19

Changes in Members' Equity (Deficit)	20

Notes to Financial Statements	21 – 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2017 and 2016, and the related statements of income, members' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Company's auditor since 2000

Minneapolis, Minnesota
March 28, 2018

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2017	2016
Current Assets:
Cash	$1,162,482	$1,320,236

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,213,592	12,175,342
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,355,890	18,317,640
Accumulated Depreciation and Amortization	(4,672,162)	(4,058,525)
Real Estate Held for Investment, Net	13,683,728	14,259,115
Total Assets	$14,846,210	$15,579,351

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$69,091	$66,539
Distributions Payable	304,729	308,862
Unearned Rent	9,620	9,620
Total Current Liabilities	383,440	385,021

Members' Equity (Deficit):
Managing Members	(54,825)	(35,707)
Limited Members – 50,000 Units authorized; 23,657 and 23,928 Units issued and outstanding as of December 31, 2017 and 2016, respectively	14,517,595	15,230,037
Total Members' Equity	14,462,770	15,194,330
Total Liabilities and Members' Equity	$14,846,210	$15,579,351

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME

	Year Ended December 31
	2017	2016

Rental Income	$1,393,620	$1,377,777

Expenses:
LLC Administration – Affiliates	141,520	171,796
LLC Administration and Property Management – Unrelated Parties	25,491	35,491
Depreciation and Amortization	567,301	565,388
Total Expenses	734,312	772,675

Operating Income	659,308	605,102

Other Income:
Interest Income	3,460	3,790

Net Income	$662,768	$608,892

Net Income Allocated:
Managing Members	$19,883	$18,267
Limited Members	642,885	590,625
Total	$662,768	$608,892

Net Income per LLC Unit	$27.01	$24.63

Weighted Average Units Outstanding – Basic and Diluted	23,799	23,981

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016

Cash Flows from Operating Activities:
Net Income	$662,768	$608,892

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	613,637	611,724
Increase (Decrease) in Payable to AEI Fund Management, Inc.	2,552	(28,210)
Total Adjustments	616,189	583,514
Net Cash Provided By (Used For) Operating Activities	1,278,957	1,192,406

Cash Flows from Investing Activities:
Investments in Real Estate	(38,250)	0
Payments Received on Note Receivable	0	50,826
Net Cash Provided By (Used For) Investing Activities	(38,250)	50,826

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,232,147)	(1,232,533)
Repurchase of LLC Units	(166,314)	(96,787)
Net Cash Provided By (Used For) Financing Activities	(1,398,461)	(1,329,320)

Net Increase (Decrease) in Cash	(157,754)	(86,088)

Cash, beginning of year	1,320,236	1,406,324

Cash, end of year	$1,162,482	$1,320,236

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2015	$(16,248)	$15,933,297	$15,917,049	24,077.98

Distributions Declared	(34,822)	(1,200,002)	(1,234,824)

Repurchase of LLC Units	(2,904)	(93,883)	(96,787)	(149.50)

Net Income	18,267	590,625	608,892

Balance, December 31, 2016	(35,707)	15,230,037	15,194,330	23,928.48

Distributions Declared	(34,012)	(1,194,002)	(1,228,014)

Repurchase of LLC Units	(4,989)	(161,325)	(166,314)	(271.27)

Net Income	19,883	642,885	662,768

Balance, December 31, 2017	$(54,825)	$14,517,595	$14,462,770	23,657.21

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

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

In January 2018, the Managing Member mailed a Consent Statement (Proxy) seeking the consent of the Limited Members, as required by Section 6.1 of the Operating Agreement, to initiate the final disposition, liquidation and distribution of all of the Company's properties and assets within the next 12 to 24 months.  On February 12, 2018, the proposal was approved with a majority of Units voting in favor of the proposal.  As a result, the Managing Member is proceeding with the planned liquidation of the Company.

(2)  Summary of Significant Accounting Policies –

Financial Statement Presentation

The accounts of the Company are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(2)  Summary of Significant Accounting Policies – (Continued)

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2014, and with few exceptions, is no longer subject to state tax examinations for tax years before 2014.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

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

The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2017 and 2016.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

As of December 31, 2017 and 2016, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance is effective for the Company's fiscal year beginning January 1, 2018.  We evaluated the accounting, transition, and disclosure requirements of the standard and the adoption of this standard will not have a material impact on the financial statements as the Company earns substantially all of its revenue from lease contracts that fall within the scope of AIC Topic 840, which are not within the scope of the new revenue standard.  Additionally, we have historically disposed of properties for cash with no contingencies and no future investment in the properties.  Therefore, the new revenue standard will not impact the recognition of gain or loss from property sales.

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Company's financial statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(2)  Summary of Significant Accounting Policies – (Continued)

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We are currently evaluating the accounting and disclosure requirements of the standard.  We expect the new standard will result in the majority of our real estate acquisitions to be considered asset acquisitions, whereby external acquisition costs related to these asset acquisitions will be capitalized.  Currently, the majority of our real estate acquisitions are considered acquisitions of businesses, whereby all acquisition-related costs are expensed as incurred.  We do not expect the standard to have a significant impact on the allocation of purchase price to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values.

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

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2017	2016

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and properties, maintaining the Company's books, and communicating with the Limited Members.	$141,520	$171,796

b.	AEI is reimbursed for all direct expenses it paid on the Company's behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$25,491	$35,491

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a and b.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4) Real Estate Investments –

The Company leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The lease for the Fresenius Medical Center in Shreveport, Louisiana was extended to expire on June 30, 2027.  The leases provide the tenants with one to six five-year renewal options subject to the same terms and conditions as the primary term.

The Company's properties are commercial, single-tenant buildings.  The Advance Auto Parts store was constructed in 2004 and acquired in 2006.  The Applebee's restaurant in Fishers, Indiana was constructed in 1996 and acquired in 2006.  The Tractor Supply Company store was constructed in 2005 and acquired in 2007.  The land for the Dick's Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Fresenius Medical Center in Shreveport, Louisiana and the Best Buy store were constructed and acquired in 2008.  The Family Dollar store and the Coliseum Health clinic were constructed and acquired in 2012.  The PetSmart store was constructed and acquired in 2013.  The Fresenius Medical Center in Grove City, Ohio was constructed in 2013 and acquired in 2014.  There have been no costs capitalized as improvements subsequent to the acquisitions, except for $38,250 of tenant improvements related to the Fresenius Medical Center in Shreveport, Louisiana.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2017 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Middletown, OH	$91,836	$744,054	$835,890	$344,747
Applebee's, Fishers, IN	1,204,372	1,798,181	3,002,553	812,178
Tractor Supply, Grand Forks, ND	238,557	1,165,377	1,403,934	510,825
Dick's Sporting Goods, Fredericksburg, VA	2,078,645	1,974,276	4,052,921	821,570
Fresenius Medical Center, Shreveport, LA	83,506	1,068,160	1,151,666	382,976
Best Buy, Lake Geneva, WI	345,298	1,738,228	2,083,526	640,244
Family Dollar, McDonough, GA	530,000	779,550	1,309,550	175,403
Coliseum Health, Macon, GA	200,000	451,516	651,516	98,581
PetSmart, Gonzales, LA	102,600	555,521	658,121	100,918
Fresenius Medical Center, Grove City, OH	60,000	1,938,729	1,998,729	255,264
	$4,934,814	$12,213,592	$17,148,406	$4,142,706

For the years ended December 31, 2017 and 2016, the Company recognized depreciation expense of $499,173 and $497,260, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4) Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2017		2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 70 and 82 months, respectively)	$711,169	$313,044	$711,169	$244,916

Above-Market Lease Intangibles (weighted average life of 73 and 85 months, respectively)	496,315	216,412	496,315	170,076
Acquired Intangible Lease Assets	$1,207,484	$529,456	$1,207,484	$414,992

For the years ended December 31, 2017 and 2016, the value of in-place lease intangibles amortized to expense was $68,128 and the decrease to rental income for above-market leases was $46,336 for both years.  For lease intangibles not held for sale at December 31, 2017, the estimated amortization expense is $68,128 and the estimated decrease to rental income is $46,336 for each of the next four succeeding years.  For the year ended December 31, 2022, the estimated amortization expense is $62,402 and the estimated decrease to rental income is $44,049.

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

For properties owned as of December 31, 2017, the minimum future rent payments required by the leases are as follows:
2018	$1,443,562
2019	1,009,523
2020	926,365
2021	825,241
2022	816,741
Thereafter	1,979,159
$7,000,591

There were no contingent rents recognized in 2017 and 2016.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2017	2016

Dick's Sporting Goods, Inc.	Retail	$301,972	$301,972
Fresenius Medical Care Holdings, Inc.	Medical	259,592	258,635
Apple American Group	Restaurant	250,247	237,153
Best Buy Stores, L.P.	Retail	153,826	153,826
Aggregate rental income of major tenants		$965,637	$951,586
Aggregate rental income of major tenants as a percentage of total rental income		69%	69%

(6)  Members' Capital –

For the years ended December 31, 2017 and 2016, the Company declared distributions of $1,228,014 and $1,234,824, respectively.  The Limited Members received distributions of $1,194,002 and $1,200,002 and the Managing Members received distributions of $34,012 and $34,822 for the years, respectively.  The Limited Members' distributions represented $50.17 and $50.04 per LLC Unit outstanding using 23,799 and 23,981 weighted average Units in 2017 and 2016, respectively.  The distributions represented $20.19 and $20.71 per Unit of Net Income and $29.98 and $29.33 per Unit of return of contributed capital in 2017 and 2016, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $141,414 and $111,111 in 2017 and 2016, respectively.  The Limited Members received distributions of $140,000 and $110,000 and the Managing Members received distributions of $1,414 and $1,111 for the years, respectively.  The Limited Members' distributions represented $5.90 and $4.59 per Unit for the years, respectively.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(6)  Members' Capital – (Continued)

During 2017, the Company repurchased a total of 271.27 Units for $161,325 from 11 Limited Members in accordance with the Operating Agreement.  During 2016, the Company repurchased a total of 149.50 Units for $93,883 from three Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $4,989 and $2,904 in 2017 and 2016, respectively.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2017	2016

Net Income for Financial Reporting Purposes	$662,768	$608,892

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	232,247	228,658
Taxable Income to Members	$895,015	$837,550

The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

	2017	2016

Members' Equity for Financial Reporting Purposes	$14,462,770	$15,194,330

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,709,561	1,477,314

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	9,620	9,620

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,659,328	3,659,328
Members' Equity for Tax Reporting Purposes	$19,841,279	$20,340,592

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 73, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2018.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 58, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2018.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2017.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2017 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2018:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2017 and 2016.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2017, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2017.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (November 21, 2000) To December 31, 2017

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$2,482,128

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,200,499

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$459,302

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,321,624

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$668,693

Managing Members	3% of Net Cash Flow in any fiscal year.	$586,628

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$30,184

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2017 and 2016:

Fee Category	2017	2016

Audit Fees	$19,950	$19,300
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,950	$19,300

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

AEI INCOME & GROWTH FUND 24
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 28, 2018	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2018
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2018
Patrick W. Keene	(Principal Accounting Officer)