Form 10-Q
period 2018-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2018-05-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2018 and December 31, 2017	3

	Statements for the Three Months ended March 31, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$1,292,986	$1,162,482

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,213,592	12,213,592
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,355,890	18,355,890
Accumulated Depreciation and Amortization	(4,826,049)	(4,672,162)
Real Estate Held for Investment, Net	13,529,841	13,683,728
Total Assets	$14,822,827	$14,846,210

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$120,890	$69,091
Distributions Payable	306,187	304,729
Unearned Rent	72,959	9,620
Total Current Liabilities	500,036	383,440

Members' Equity (Deficit):
Managing Members	(59,025)	(54,825)
Limited Members – 50,000 Units authorized; 23,657 Units issued and outstanding as of 3/31/2018 and 12/31/2017	14,381,816	14,517,595
Total Members' Equity	14,322,791	14,462,770
Total Liabilities and Members' Equity	$14,822,827	$14,846,210

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2018	2017

Rental Income	$349,101	$347,957

Expenses:
LLC Administration – Affiliates	27,864	43,873
LLC Administration and Property Management – Unrelated Parties	13,578	15,323
Depreciation and Amortization	142,303	141,347
Total Expenses	183,745	200,543

Operating Income	165,356	147,414

Other Income:
Interest Income	852	915

Net Income	$166,208	$148,329

Net Income Allocated:
Managing Members	$4,986	$4,450
Limited Members	161,222	143,879
Total	$166,208	$148,329

Net Income per LLC Unit	$6.81	$6.01

Weighted Average Units Outstanding – Basic and Diluted	23,657	23,928

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2018	2017
Cash Flows from Operating Activities:
Net Income	$166,208	$148,329

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	153,887	152,931
Increase (Decrease) in Payable to AEI Fund Management, Inc.	51,799	46,399
Increase (Decrease) in Unearned Rent	63,339	43,242
Total Adjustments	269,025	242,572
Net Cash Provided By (Used For) Operating Activities	435,233	390,901

Cash Flows from Financing Activities:
Distributions Paid to Members	(304,729)	(308,862)

Net Increase (Decrease) in Cash	130,504	82,039

Cash, beginning of period	1,162,482	1,320,236

Cash, end of period	$1,292,986	$1,402,275

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2016	$(35,707)	$15,230,037	$15,194,330	23,928.48

Distributions Declared	(9,278)	(300,000)	(309,278)

Net Income	4,450	143,879	148,329

Balance, March 31, 2017	$(40,535)	$15,073,916	$15,033,381	23,928.48

Balance, December 31, 2017	$(54,825)	$14,517,595	$14,462,770	23,657.21

Distributions Declared	(9,186)	(297,001)	(306,187)

Net Income	4,986	161,222	166,208

Balance, March 31, 2018	$(59,025)	$14,381,816	$14,322,791	23,657.21

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Recently Adopted Accounting Pronouncements –

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle.  Those steps include the following:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

Management has concluded that all of the Company's material revenue streams fall outside of the scope of this guidance.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  During 2018, the Company selected the modified retrospective transition method as of the date of adoption effective January 1, 2018.  Management has concluded that the majority of total revenues consist of rental income from leasing arrangements, which are specifically excluded from the standard.  The Company analyzed its remaining revenue streams, inclusive of gains and losses on real estate sales, and concluded there are no changes in revenue recognition with the adoption of the new standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company's financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We expect the new standard will result in all of our real estate acquisitions being considered asset acquisitions, whereby substantially all acquisition costs related to our real estate acquisitions will be capitalized.  Prior to the adoption of the new standard, all of our real estate acquisitions completed after January 1, 2009, were considered acquisitions of businesses, whereby all acquisition-related costs were expensed as incurred.  During 2018, the Company has adopted the accounting pronouncement effective January 1, 2018, and applied this guidance prospectively.  The adoption did not have a material effect on its financial statements.

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

(5)  Members' Capital –

For the three months ended March 31, 2018 and 2017, the Company declared distributions of $306,187 and $309,278, respectively.  The Limited Members received distributions of $297,001 and $300,000 and the Managing Members received distributions of $9,186 and $9,278 for the periods, respectively.  The Limited Members' distributions represented $12.55 and $12.54 per LLC Unit outstanding using 23,657 and 23,928 weighted average Units in 2018 and 2017, respectively.  The distributions represented $6.81 and $6.01 per Unit of Net Income and $5.74 and $6.53 per Unit of return of contributed capital in 2018 and 2017, respectively.

(6)  Fair Value Measurements –

As of March 31, 2018 and December 31, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2018 and 2017, the Company recognized rental income of $349,101 and $347,957, respectively.  In 2018, rental income increased due to rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2018, the Company expects to recognize rental income of approximately $1,397,000 in 2018.

For the three months ended March 31, 2018 and 2017, the Company incurred LLC administration expenses from affiliated parties of $27,864 and $43,873, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $13,578 and $15,323, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2018 and 2017, the Company recognized interest income of $852 and $915, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2018 and 2017, the Company's cash balances increased $130,504 and $82,039, respectively, as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities increased from $390,901 in 2017 to $435,233 in 2018 as a result of an increase in total rental and interest income in 2018, a decrease in LLC administration and property management expenses in 2018, and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2018 and 2017, the Company declared distributions of $306,187 and $309,278, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $297,001 and $300,000 and the Managing Members received distributions of $9,186 and $9,278 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2018 and 2017, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2018	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)