Form 10-Q
period 2018-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2018-08-13
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2018

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2018 and December 31, 2017	3

	Statements for the Periods ended June 30, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$1,230,543	$1,162,482

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,213,592	12,213,592
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,355,890	18,355,890
Accumulated Depreciation and Amortization	(4,979,936)	(4,672,162)
Real Estate Held for Investment, Net	13,375,954	13,683,728
Total Assets	$14,606,497	$14,846,210

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$111,205	$69,091
Distributions Payable	306,185	304,729
Unearned Rent	78,499	9,620
Total Current Liabilities	495,889	383,440

Members' Equity (Deficit):
Managing Members	(65,389)	(54,825)
Limited Members – 50,000 Units authorized; 23,532 and 23,657 Units issued and outstanding as of 6/30/2018 and 12/31/2017, respectively	14,175,997	14,517,595
Total Members' Equity	14,110,608	14,462,770
Total Liabilities and Members' Equity	$14,606,497	$14,846,210

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Rental Income	$349,375	$348,554	$698,476	$696,511

Expenses:
LLC Administration – Affiliates	23,858	37,980	51,722	81,853
LLC Administration and Property Management – Unrelated Parties	16,058	1,538	29,636	16,861
Depreciation and Amortization	142,303	141,347	284,606	282,694
Total Expenses	182,219	180,865	365,964	381,408

Operating Income	167,156	167,689	332,512	315,103

Other Income:
Interest Income	1,869	880	2,721	1,795

Net Income	$169,025	$168,569	$335,233	$316,898

Net Income Allocated:
Managing Members	$5,071	$5,057	$10,057	$9,507
Limited Members	163,954	163,512	325,176	307,391
Total	$169,025	$168,569	$335,233	$316,898

Net Income per LLC Unit	$6.97	$6.87	$13.78	$12.88

Weighted Average Units Outstanding – Basic and Diluted	23,532	23,806	23,595	23,867

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2018	2017
Cash Flows from Operating Activities:
Net Income	$335,233	$316,898

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	307,774	305,862
Increase (Decrease) in Payable to AEI Fund Management, Inc.	42,114	29,372
Increase (Decrease) in Unearned Rent	68,879	43,441
Total Adjustments	418,767	378,675
Net Cash Provided By (Used For) Operating Activities	754,000	695,573

Cash Flows from Investing Activities:
Investments in Real Estate	0	(38,250)

Cash Flows from Financing Activities:
Distributions Paid to Members	(610,916)	(618,140)
Repurchase of LLC Units	(75,023)	(75,539)
Net Cash Provided By (Used For) Financing Activities	(685,939)	(693,679)

Net Increase (Decrease) in Cash	68,061	(36,356)

Cash, beginning of period	1,162,482	1,320,236

Cash, end of period	$1,230,543	$1,283,880

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2016	$(35,707)	$15,230,037	$15,194,330	23,928.48

Distributions Declared	(17,052)	(598,501)	(615,553)

Repurchase of LLC Units	(2,266)	(73,273)	(75,539)	(122.40)

Net Income	9,507	307,391	316,898

Balance, June 30, 2017	$(45,518)	$14,865,654	$14,820,136	23,806.08

Balance, December 31, 2017	$(54,825)	$14,517,595	$14,462,770	23,657.21

Distributions Declared	(18,371)	(594,001)	(612,372)

Repurchase of LLC Units	(2,250)	(72,773)	(75,023)	(125.42)

Net Income	10,057	325,176	335,233

Balance, June 30, 2018	$(65,389)	$14,175,997	$14,110,608	23,531.79

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018
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

(4)  Real Estate Investments –

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

In July 2018, the Company entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent will decrease from $153,826 to $133,316 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant will receive free rent for one month that equals $11,110.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members' Capital –

For the six months ended June 30, 2018 and 2017, the Company declared distributions of $612,372 and $615,553, respectively.  The Limited Members received distributions of $594,001 and $598,501 and the Managing Members received distributions of $18,371 and $17,052 for the periods, respectively.  The Limited Members' distributions represented $25.17 and $25.08 per LLC Unit outstanding using 23,595 and 23,867 weighted average Units in 2018 and 2017, respectively.  The distributions represented $10.69 and $9.80 per Unit of Net Income and $14.48 and $15.28 per Unit of return of contributed capital in 2018 and 2017, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $70,707 in 2017.  The Limited Members received distributions of $70,000 and the Managing Members received distributions of $707 for the periods.  The Limited Members' distributions represented $2.94 per Unit for the periods.

On April 1, 2018, the Company repurchased a total of 125.42 Units for $72,773 from four Limited Members in accordance with the Operating Agreement.  On April 1, 2017, the Company repurchased a total of 122.40 Units for $73,273 from five Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,250 and $2,266 in 2018 and 2017, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements –

As of June 30, 2018 and December 31, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2018 and 2017, the Company recognized rental income of $698,476 and $696,511, respectively.  In 2018, rental income increased due to rent increases on two properties.  Based on the scheduled rent for the properties as of July 31, 2018, the Company expects to recognize rental income of approximately $1,397,000 in 2018.

For the six months ended June 30, 2018 and 2017, the Company incurred LLC administration expenses from affiliated parties of $51,722 and $81,853, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $29,636 and $16,861, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

In July 2018, the Company entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent will decrease from $153,826 to $133,316 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant will receive free rent for one month that equals $11,110.

For the six months ended June 30, 2018 and 2017, the Company recognized interest income of $2,721 and $1,795, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2018, the Company's cash balances increased $68,061 as a result of cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.  During the six months ended June 30, 2017, the Company's cash balances decreased $36,356 mainly as a result of cash paid for a tenant improvement allowance.

Net cash provided by operating activities increased from $695,573 in 2017 to $754,000 in 2018 as a result of an increase in total rental and interest income in 2018, a decrease in LLC administration and property management expenses in 2018, and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2017, the Partnership expended $38,250 to invest in real properties.

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

For the six months ended June 30, 2018 and 2017, the Company declared distributions of $612,372 and $615,553, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $594,001 and $598,501 and the Managing Members received distributions of $18,371 and $17,052 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $70,707 in 2017.  The Limited Members received distributions of $70,000 and the Managing Members received distributions of $707 for the periods.  The Limited Members' distributions represented $2.94 per Unit for the periods.

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

On April 1, 2018, the Company repurchased a total of 125.42 Units for $72,773 from four Limited Members in accordance with the Operating Agreement.  On April 1, 2017, the Company repurchased a total of 122.40 Units for $73,273 from five Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,250 and $2,266 in 2018 and 2017, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/18 to 4/30/18	125.42	$580.23	1,299.49(1)	(2)

5/1/18 to 5/31/18	--	--	--	--

6/1/18 to 6/30/18	--	--	--	--

(1)	The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2018	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)