Form 10-Q
period 2018-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2018-11-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2018 and December 31, 2017	3

	Statements for the Periods ended September 30, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$1,175,334	$1,162,482

Real Estate Investments:
Land	4,934,814	4,934,814
Buildings	12,213,592	12,213,592
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	18,355,890	18,355,890
Accumulated Depreciation and Amortization	(5,133,823)	(4,672,162)
Real Estate Held for Investment, Net	13,222,067	13,683,728
Total Assets	$14,397,401	$14,846,210

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$87,343	$69,091
Distributions Payable	306,185	304,729
Unearned Rent	17,750	9,620
Total Current Liabilities	411,278	383,440

Members' Equity (Deficit):
Managing Members	(69,125)	(54,825)
Limited Members – 50,000 Units authorized; 23,532 and 23,657 Units issued and outstanding as of 9/30/2018 and 12/31/2017, respectively	14,055,248	14,517,595
Total Members' Equity	13,986,123	14,462,770
Total Liabilities and Members' Equity	$14,397,401	$14,846,210

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Rental Income	$349,375	$348,554	$1,047,851	$1,045,065

Expenses:
LLC Administration – Affiliates	24,461	28,558	76,183	110,411
LLC Administration and Property Management – Unrelated Parties	3,574	3,298	33,210	20,159
Depreciation and Amortization	142,303	142,304	426,909	424,998
Total Expenses	170,338	174,160	536,302	555,568

Operating Income	179,037	174,394	511,549	489,497

Other Income:
Interest Income	2,664	866	5,385	2,661

Net Income	$181,701	$175,260	$516,934	$492,158

Net Income Allocated:
Managing Members	$5,451	$5,258	$15,508	$14,765
Limited Members	176,250	170,002	501,426	477,393
Total	$181,701	$175,260	$516,934	$492,158

Net Income per LLC Unit	$7.49	$7.14	$21.27	$20.02

Weighted Average Units Outstanding – Basic and Diluted	23,532	23,806	23,574	23,847

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2018	2017
Cash Flows from Operating Activities:
Net Income	$516,934	$492,158

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	461,661	459,750
Increase (Decrease) in Payable to AEI Fund Management, Inc.	18,252	19,793
Increase (Decrease) in Unearned Rent	8,130	10,034
Total Adjustments	488,043	489,577
Net Cash Provided By (Used For) Operating Activities	1,004,977	981,735

Cash Flows from Investing Activities:
Investments in Real Estate	0	(38,250)

Cash Flows from Financing Activities:
Distributions Paid to Members	(917,101)	(924,415)
Repurchase of LLC Units	(75,024)	(75,539)
Net Cash Provided By (Used For) Financing Activities	(992,125)	(999,954)

Net Increase (Decrease) in Cash	12,852	(56,469)

Cash, beginning of period	1,162,482	1,320,236

Cash, end of period	$1,175,334	$1,263,767

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2016	$(35,707)	$15,230,037	$15,194,330	23,928.48

Distributions Declared	(26,284)	(897,001)	(923,285)

Repurchase of LLC Units	(2,266)	(73,273)	(75,539)	(122.40)

Net Income	14,765	477,393	492,158

Balance, September 30, 2017	$(49,492)	$14,737,156	$14,687,664	23,806.08

Balance, December 31, 2017	$(54,825)	$14,517,595	$14,462,770	23,657.21

Distributions Declared	(27,557)	(891,000)	(918,557)

Repurchase of LLC Units	(2,251)	(72,773)	(75,024)	(125.42)

Net Income	15,508	501,426	516,934

Balance, September 30, 2018	$(69,125)	$14,055,248	$13,986,123	23,531.79

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Recently Issued Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of members' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of members' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of year-to-date quarterly changes in members' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

(5)  Real Estate Investments –

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

(7)  Members' Equity –

For the nine months ended September 30, 2018 and 2017, the Company declared distributions of $918,557 and $923,285, respectively.  The Limited Members received distributions of $891,000 and $897,001 and the Managing Members received distributions of $27,557 and $26,284 for the periods, respectively.  The Limited Members' distributions represented $37.80 and $37.61 per LLC Unit outstanding using 23,574 and 23,847 weighted average Units in 2018 and 2017, respectively.  The distributions represented $18.18 and $16.94 per Unit of Net Income and $19.62 and $20.67 per Unit of return of contributed capital in 2018 and 2017, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(7)  Members' Equity – (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2014) of $70,707 in 2017.  The Limited Members received distributions of $70,000 and the Managing Members received distributions of $707 for the periods.  The Limited Members' distributions represented $2.94 per Unit for the periods.

On April 1, 2018, the Company repurchased a total of 125.42 Units for $72,773 from four Limited Members in accordance with the Operating Agreement.  On April 1, 2017, the Company repurchased a total of 122.40 Units for $73,273 from five Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,251 and $2,266 in 2018 and 2017, respectively.

(8)  Fair Value Measurements –

As of September 30, 2018 and December 31, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2018 and 2017, the Company recognized rental income of $1,047,851 and $1,045,065, respectively.  In 2018, rental income increased due to rent increases on two properties.  Based on the scheduled rent for the properties as of October 31, 2018, the Company expects to recognize rental income of approximately $1,397,000 and $1,074,000 in 2018 and 2019, respectively.

For the nine months ended September 30, 2018 and 2017, the Company incurred LLC administration expenses from affiliated parties of $76,183 and $110,411, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $33,210 and $20,159, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the nine months ended September 30, 2018 and 2017, the Company recognized interest income of $5,385 and $2,661, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2018, the Company's cash balances increased $12,852 as a result of cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.  During the nine months ended September 30, 2017, the Company's cash balances decreased $56,469 as a result of cash paid for a tenant improvement allowance, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $981,735 in 2017 to $1,004,977 in 2018 as a result of an increase in total rental and interest income in 2018 and a decrease in LLC administration and property management expenses in 2018, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2017, the Company expended $38,250 to invest in real properties.

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

For the nine months ended September 30, 2018 and 2017, the Company declared distributions of $918,557 and $923,285, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $891,000 and $897,001 and the Managing Members received distributions of $27,557 and $26,284 for the periods, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2018, the Company repurchased a total of 125.42 Units for $72,773 from four Limited Members in accordance with the Operating Agreement.  On April 1, 2017, the Company repurchased a total of 122.40 Units for $73,273 from five Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,251 and $2,266 in 2018 and 2017, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2018	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)