Form 10-Q
period 2019-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2019-05-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2019

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2019 and December 31, 2018	3

	Statements for the Three Months ended March 31, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$1,113,077	$1,162,378

Real Estate Investments:
Land	3,694,644	4,222,247
Buildings	11,583,782	11,849,024
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	16,485,910	17,278,755
Accumulated Depreciation and Amortization	(5,431,448)	(5,287,710)
Real Estate Held for Investment, Net	11,054,462	11,991,045
Total Assets	$12,167,539	$13,153,423

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$121,049	$98,298
Distributions Payable	244,743	306,187
Unearned Rent	6,835	9,620
Total Current Liabilities	372,627	414,105

Members' Equity (Deficit):
Managing Members	(119,004)	(106,529)
Limited Members – 50,000 Units authorized; 23,460 Units issued and outstanding as of 3/31/2019 and 12/31/2018	11,913,916	12,845,847
Total Members' Equity	11,794,912	12,739,318
Total Liabilities and Members' Equity	$12,167,539	$13,153,423

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2019	2018

Rental Income	$286,595	$349,101

Expenses:
LLC Administration – Affiliates	27,776	27,864
LLC Administration and Property Management – Unrelated Parties	37,264	13,578
Depreciation and Amortization	132,154	142,303
Real Estate Impairment	792,845	0
Total Expenses	990,039	183,745

Operating Income (Loss)	(703,444)	165,356

Other Income:
Interest Income	3,781	852

Net Income (Loss)	$(699,663)	$166,208

Net Income (Loss) Allocated:
Managing Members	$(5,133)	$4,986
Limited Members	(694,530)	161,222
Total	$(699,663)	$166,208

Net Income (Loss) per LLC Unit	$(29.60)	$6.81

Weighted Average Units Outstanding – Basic and Diluted	23,460	23,657

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(699,663)	$166,208

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	143,738	153,887
Real Estate Impairment	792,845	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	22,751	51,799
Increase (Decrease) in Unearned Rent	(2,785)	63,339
Total Adjustments	956,549	269,025
Net Cash Provided By (Used For) Operating Activities	256,886	435,233

Cash Flows from Financing Activities:
Distributions Paid to Members	(306,187)	(304,729)

Net Increase (Decrease) in Cash	(49,301)	130,504

Cash, beginning of period	1,162,378	1,162,482

Cash, end of period	$1,113,077	$1,292,986

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$(54,825)	$14,517,595	$14,462,770	23,657.21

Distributions Declared	(9,186)	(297,001)	(306,187)

Net Income	4,986	161,222	166,208

Balance, March 31, 2018	$(59,025)	$14,381,816	$14,322,791	23,657.21

Balance, December 31, 2018	$(106,529)	$12,845,847	$12,739,318	23,460.43

Distributions Declared	(7,342)	(237,401)	(244,743)

Net Loss	(5,133)	(694,530)	(699,663)

Balance, March 31, 2019	$(119,004)	$11,913,916	$11,794,912	23,460.43

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019
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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of members' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of members' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company's first presentation of year-to-date quarterly changes in members' equity is included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Company has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Company's financial statements.

(4) Real Estate Investments –

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(4) Real Estate Investments – (Continued)

Based on its long-lived asset valuation analysis, the Company determined the Dick's Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $1,077,135 was recognized, which was the difference between the carrying value at December 31, 2018 of $3,142,135 and the estimated fair value of $2,065,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $792,845 to decrease the carrying value to the estimated fair value of $1,260,000.  The charges were recorded against the cost of the land and building.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members' Equity –

For the three months ended March 31, 2019 and 2018, the Company declared distributions of $244,743 and $306,187, respectively.  The Limited Members received distributions of $237,401 and $297,001 and the Managing Members received distributions of $7,342 and $9,186 for the periods, respectively.  The Limited Members' distributions represented $10.12 and $12.55 per LLC Unit outstanding using 23,460 and 23,657 weighted average Units in 2019 and 2018, respectively.  The distributions represented $0 and $6.81 per Unit of Net Income and $10.12 and $5.74 per Unit of return of contributed capital in 2019 and 2018, respectively.

(7)  Fair Value Measurements –

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

At March 31, 2019 and December 31, 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements – (Continued)

The Dick's Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $3,142,135 at December 31, 2018, was written down to its estimated fair value of $2,065,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $1,077,135 was included in earnings for the fourth quarter of 2018.  The fair value of the property was based upon estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  These estimates are considered Level 3 inputs in the valuation hierarchy. At March 31, 2019, the property was written down to its estimated fair value of $1,260,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $792,845 was included in earnings for the first quarter of 2019.  The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser.  The appraisal is considered a Level 3 input in the valuation hierarchy.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the three months ended March 31, 2019 and 2018, the Company recognized rental income of $286,595 and $349,101, respectively.  In 2019, rental income decreased due to rent decreases related to the Best Buy store and the lease term ending for the Dick's Sporting Goods store, as discussed below. The decreases were partially offset by rent increases on two properties.  Based on the scheduled rent for the properties owned as of April 30, 2019, the Company expects to recognize rental income of approximately $1,074,000 in 2019.

For the three months ended March 31, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $27,776 and $27,864, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $37,264 and $13,578, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2019, when compared to 2018, due to expenses related to the Dick's Sporting Goods store and a major parking lot repair at one property.

In July 2018, the Company entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent decreased from $153,826 to $133,316 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant received free rent for one month that equaled $11,110.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Based on its long-lived asset valuation analysis, the Company determined the Dick's Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $1,077,135 was recognized, which was the difference between the carrying value at December 31, 2018 of $3,142,135 and the estimated fair value of $2,065,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $792,845 to decrease the carrying value to the estimated fair value of $1,260,000.  The charges were recorded against the cost of the land and building.

For the three months ended March 31, 2019 and 2018, the Company recognized interest income of $3,781 and $852, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2019, the Company's cash balances decreased $49,301 as a result of distributions paid to the Members in excess of cash generated from operating activities.  During the three months ended March 31, 2018, the Company's cash balances increased $130,504 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $435,233 in 2018 to $256,886 in 2019 as a result of a decrease in total rental and interest income in 2019, an increase in LLC administration and property management expenses in 2019, and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2019 and 2018, the Company did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2019 and 2018, the Company declared distributions of $244,743 and $306,187, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $237,401 and $297,001 and the Managing Members received distributions of $7,342 and $9,186 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2019 and 2018, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2019	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)