Form 10-Q
period 2019-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2019-08-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ⌧ Yes    □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ⌧ Yes    □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

□ Large accelerated filer	□ Accelerated filer
□ Non-accelerated filer	⌧ Smaller reporting company
□ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     □ Yes    ⌧ No

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2019 and December 31, 2018	3

	Statements for the Periods ended June 30, 2019 and 2018:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		20

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$1,049,120	$1,162,378

Real Estate Investments:
Land	2,189,960	4,222,247
Buildings	8,381,732	11,849,024
Acquired Intangible Lease Assets	1,207,484	1,207,484
Real Estate Held for Investment, at cost	11,779,176	17,278,755
Accumulated Depreciation and Amortization	(4,069,673)	(5,287,710)
Real Estate Held for Investment, Net	7,709,503	11,991,045
Real Estate Held for Sale	2,935,668	0
Total Real Estate Investments	10,645,171	11,991,045
Total Assets	$11,694,291	$13,153,423

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$102,446	$98,298
Distributions Payable	244,743	306,187
Unearned Rent	6,834	9,620
Total Current Liabilities	354,023	414,105

Members’ Equity (Deficit):
Managing Members	(126,638)	(106,529)
Limited Members – 50,000 Units authorized; 23,448 and 23,460 Units issued and outstanding as of 6/30/2019 and 12/31/2018	11,466,906	12,845,847
Total Members’ Equity	11,340,268	12,739,318
Total Liabilities and Members’ Equity	$11,694,291	$13,153,423

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Rental Income	$271,869	$349,375	$558,464	$698,476

Expenses:
LLC Administration – Affiliates	25,097	23,858	52,873	51,722
LLC Administration and Property Management – Unrelated Parties	25,788	16,058	63,052	29,636
Depreciation and Amortization	127,460	142,303	259,614	284,606
Real Estate Impairment	300,247	0	1,093,092	0
Total Expenses	478,592	182,219	1,468,631	365,964

Operating Income (Loss)	(206,723)	167,156	(910,167)	332,512

Other Income:
Interest Income	3,744	1,869	7,525	2,721

Net Income (Loss)	$(202,979)	$169,025	$(902,642)	$335,233

Net Income (Loss) Allocated:
Managing Members	$(84)	$5,071	$(5,217)	$10,057
Limited Members	(202,895)	163,954	(897,425)	325,176
Total	$(202,979)	$169,025	$(902,642)	$335,233

Net Income (Loss) per LLC Unit	$(8.65)	$6.97	$(38.26)	$13.78

Weighted Average Units Outstanding – Basic and Diluted	23,448	23,532	23,454	23,595

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(902,642)	$335,233

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	282,782	307,774
Real Estate Impairment	1,093,092	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	4,148	42,114
Increase (Decrease) in Unearned Rent	(2,786)	68,879
Total Adjustments	1,377,236	418,767
Net Cash Provided By (Used For) Operating Activities	474,594	754,000

Cash Flows from Investing Activities:
Investments in Real Estate	(30,000)	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(550,930)	(610,916)
Repurchase of LLC Units	(6,922)	(75,023)
Net Cash Provided By (Used For) Financing Activities	(557,852)	(685,939)

Net Increase (Decrease) in Cash	(113,258)	68,061

Cash, beginning of period	1,162,378	1,162,482

Cash, end of period	$1,049,120	$1,230,543

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$(54,825)	$14,517,595	$14,462,770	23,657.21

Distributions Declared	(9,186)	(297,001)	(306,187)

Net Income	4,986	161,222	166,208

Balance, March 31, 2018	(59,025)	14,381,816	14,322,791	23,657.21

Distributions Declared	(9,185)	(297,000)	(306,185)

Repurchase of LLC Units	(2,250)	(72,773)	(75,023)	(125.42)

Net Income	5,071	163,954	169,025

Balance, June 30, 2018	$(65,389)	$14,175,997	$14,110,608	23,531.79

Balance, December 31, 2018	$(106,529)	$12,845,847	$12,739,318	23,460.43

Distributions Declared	(7,342)	(237,401)	(244,743)

Net Loss	(5,133)	(694,530)	(699,663)

Balance, March 31, 2019	(119,004)	11,913,916	11,794,912	23,460.43

Distributions Declared	(7,342)	(237,401)	(244,743)

Repurchase of LLC Units	(208)	(6,714)	(6,922)	(12.00)

Net Loss	(84)	(202,895)	(202,979)

Balance, June 30, 2019	$(126,638)	$11,466,906	$11,340,268	23,448.43

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10‑K.

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

In January 2018, the Managing Member mailed a Consent Statement (Proxy) seeking the consent of the Limited Members, as required by Section 6.1 of the Operating Agreement, to initiate the final disposition, liquidation and distribution of all of the Company’s properties and assets within the next 12 to 24 months.  On February 12, 2018, the proposal was approved with a majority of Units voting in favor of the proposal.  As a result, the Managing Member is proceeding with the planned liquidation of the Company.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of members' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of members' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed.  The Company’s first presentation of year-to-date quarterly changes in members' equity was included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Company has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Company’s financial statements.

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

The Company owns a 35% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property are owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 35% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 21% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  Consequently, beginning with the first quarter of 2019, the Company reduced its regular quarterly cash distribution rate from $12.66 per Unit to $10.12 per Unit.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

Based on its long-lived asset valuation analysis, the Company determined the Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $1,077,135 was recognized, which was the difference between the carrying value at December 31, 2018 of $3,142,135 and the estimated fair value of $2,065,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $792,845 to decrease the carrying value to the estimated fair value of $1,260,000.  The charges were recorded against the cost of the land and building.

In June 2019, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Grand Forks, North Dakota to extend the lease term ten years to end on November 30, 2030.  The annual rent remained the same with a 4.0% increase scheduled to occur after five years.  As part of the agreement, the Company paid a tenant improvement allowance of $30,000 that was capitalized.

In June 2019, the Company reached an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On August 1, 2019, the sale closed with the Company receiving net proceeds of approximately $1,739,000, which resulted in a net gain of approximately $885,800.  At the time of sale, the cost and related accumulated depreciation was $1,433,934 and $580,749, respectively.  At June 30, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $853,185.

In June 2019, the Company entered into an agreement to sell the Applebee’s restaurant in Fishers, Indiana to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $2,889,000, which will result in a net gain of approximately $806,500.  At June 30, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $2,082,483.

The Company owns a 45% interest in an Advance Auto Parts store in Middletown, Ohio.  The remaining interest in the property is owned by an affiliate of the Company.  On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 45% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for sale or lease with a real estate broker in the Middletown area.  The annual rent from this property represented approximately 6% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow.  However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired.  As a result, in the second quarter of 2019, a charge to operations for real estate impairment of $300,247 was recognized, which was the difference between the carrying value at June 30, 2019 of $446,497 and the estimated fair value of $146,250.  The charge was recorded against the cost of the land and building.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the six months ended June 30, 2019 and 2018, the Company declared distributions of $489,486 and $612,372, respectively.  The Limited Members received distributions of $474,802 and $594,001 and the Managing Members received distributions of $14,684 and $18,371 for the periods, respectively.  The Limited Members' distributions represented $20.24 and $25.17 per LLC Unit outstanding using 23,454 and 23,595 weighted average Units in 2019 and 2018, respectively.  The distributions represented $0.00 and $10.69 per Unit of Net Income and $20.24 and $14.48 per Unit of return of contributed capital in 2019 and 2018, respectively.

On April 1, 2019, the Company repurchased a total of 12.00 Units for $6,714 from two Limited Members in accordance with the Operating Agreement.  On April 1, 2018, the Company repurchased a total of 125.42 Units for $72,773 from four Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $208 and $2,250 in 2019 and 2018, respectively.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements – (Continued)

At June 30, 2019 and December 31, 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

The Dick’s Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $3,142,135 at December 31, 2018, was written down to its estimated fair value of $2,065,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $1,077,135 was included in earnings for the fourth quarter of 2018.  The fair value of the property was based upon estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  These estimates are considered Level 3 inputs in the valuation hierarchy. At March 31, 2019, the property was written down to its estimated fair value of $1,260,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $792,845 was included in earnings for the first quarter of 2019.  The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser.  The appraisal is considered a Level 3 input in the valuation hierarchy.

The Advance Auto store in Middletown, Ohio with a carrying amount of $446,497 at June 30, 2019, was written down to its estimated fair value of $146,250 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $300,247 was included in earnings for the second quarter of 2019.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the six months ended June 30, 2019 and 2018, the Company recognized rental income of $558,464 and $698,476, respectively.  In 2019, rental income decreased due to rent decreases related to the Best Buy store and the lease term ending for the Dick’s Sporting Goods store, as discussed below. The decreases were partially offset by rent increases on two properties.  Based on the scheduled rent for the properties owned as of July 31, 2019, the Company expects to recognize rental income of approximately $1,074,000 in 2019.

For the six months ended June 30, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $52,873 and $51,722, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $63,052 and $29,636, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2019, when compared to 2018, due to expenses related to the Dick’s Sporting Goods store and a parking lot repair at one property.

In July 2018, the Company entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent decreased from $153,826 to $133,316 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant received free rent for one month that equaled $11,110.

The Company owns a 35% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property are owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 35% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 21% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  Consequently, beginning with the first quarter of 2019, the Company reduced its regular quarterly cash distribution rate from $12.66 per Unit to $10.12 per Unit.

Based on its long-lived asset valuation analysis, the Company determined the Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $1,077,135 was recognized, which was the difference between the carrying value at December 31, 2018 of $3,142,135 and the estimated fair value of $2,065,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $792,845 to decrease the carrying value to the estimated fair value of $1,260,000.  The charges were recorded against the cost of the land and building.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company owns a 45% interest in an Advance Auto Parts store in Middletown, Ohio.  The remaining interest in the property is owned by an affiliate of the Company.  On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 45% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for sale or lease with a real estate broker in the Middletown area.  The annual rent from this property represented approximately 6% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow.  However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired.  As a result, in the second quarter of 2019, a charge to operations for real estate impairment of $300,247 was recognized, which was the difference between the carrying value at June 30, 2019 of $446,497 and the estimated fair value of $146,250.  The charge was recorded against the cost of the land and building.

For the six months ended June 30, 2019 and 2018, the Company recognized interest income of $7,525 and $2,721, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2019, the Company's cash balances decreased $113,258 as a result of cash paid for a tenant improvement allowance, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2018, the Company's cash balances increased $68,061 as a result of cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $754,000 in 2018 to $474,594 in 2019 as a result of a decrease in total rental and interest income in 2019, an increase in LLC administration and property management expenses in 2019, and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2019, the Company expended $30,000 to invest in real properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In June 2019, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Grand Forks, North Dakota to extend the lease term ten years to end on November 30, 2030.  The annual rent remained the same with a 4.0% increase scheduled to occur after five years.  As part of the agreement, the Company paid a tenant improvement allowance of $30,000 that was capitalized.

In June 2019, the Company reached an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On August 1, 2019, the sale closed with the Company receiving net proceeds of approximately $1,739,000, which resulted in a net gain of approximately $885,800.  At the time of sale, the cost and related accumulated depreciation was $1,433,934 and $580,749, respectively.  At June 30, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $853,185.

In June 2019, the Company entered into an agreement to sell the Applebee’s restaurant in Fishers, Indiana to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $2,889,000, which will result in a net gain of approximately $806,500.  At June 30, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $2,082,483.

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

For the six months ended June 30, 2019 and 2018, the Company declared distributions of $489,486 and $612,372, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $474,802 and $594,001 and the Managing Members received distributions of $14,684 and $18,371 for the periods, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2019, the Company repurchased a total of 12.00 Units for $6,714 from two Limited Members in accordance with the Operating Agreement.  On April 1, 2018, the Company repurchased a total of 125.42 Units for $72,773 from four Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $208 and $2,250 in 2019 and 2018, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/19 to 4/30/19	12.00	$559.50	1,382.85(1)	(2)

5/1/19 to 5/31/19	--	--	--	--

6/1/19 to 6/30/19	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2019	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)