Form 10-Q
period 2019-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2019-11-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2019

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2019 and December 31, 2018	3

	Statements for the Periods ended September 30, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$5,669,693	$1,162,378
Receivables	3,938	0
Total Current Assets	5,673,631	1,162,378

Real Estate Investments:
Land	1,868,953	4,222,247
Buildings	6,316,432	11,849,024
Acquired Intangible Lease Assets	831,213	1,207,484
Real Estate Held for Investment, at cost	9,016,598	17,278,755
Accumulated Depreciation and Amortization	(3,602,502)	(5,287,710)
Real Estate Held for Investment, Net	5,414,096	11,991,045
Real Estate Held for Sale	1,803,425	0
Total Real Estate Investments	7,217,521	11,991,045
Total Assets	$12,891,152	$13,153,423

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$124,968	$98,298
Distributions Payable	243,285	306,187
Unearned Rent	12,374	9,620
Total Current Liabilities	380,627	414,105

Members’ Equity (Deficit):
Managing Members	15,570	(106,529)
Limited Members – 50,000 Units authorized; 23,448 and 23,460 Units issued and outstanding as of 9/30/2019 and 12/31/2018, respectively	12,494,955	12,845,847
Total Members’ Equity	12,510,525	12,739,318
Total Liabilities and Members’ Equity	$12,891,152	$13,153,423

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Rental Income	$250,035	$349,375	$808,499	$1,047,851

Expenses:
LLC Administration – Affiliates	27,852	24,461	80,725	76,183
LLC Administration and Property Management – Unrelated Parties	26,592	3,574	89,644	33,210
Depreciation and Amortization	92,820	142,303	352,434	426,909
Real Estate Impairment	387,578	0	1,480,670	0
Total Expenses	534,842	170,338	2,003,473	536,302

Operating Income (Loss)	(284,807)	179,037	(1,194,974)	511,549

Other Income:
Gain on Sale of Real Estate	1,690,116	0	1,690,116	0
Interest Income	8,233	2,664	15,758	5,385
Total Other Income	1,698,349	2,664	1,705,874	5,385

Net Income	$1,413,542	$181,701	$510,900	$516,934

Net Income Allocated:
Managing Members	$148,093	$5,451	$142,876	$15,508
Limited Members	1,265,449	176,250	368,024	501,426
Total	$1,413,542	$181,701	$510,900	$516,934

Net Income per LLC Unit	$53.97	$7.49	$15.69	$21.27

Weighted Average Units Outstanding – Basic and Diluted	23,448	23,532	23,452	23,574

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2019	2018
Cash Flows from Operating Activities:
Net Income	$510,900	$516,934

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	387,186	461,661
Real Estate Impairment	1,480,670	0
Gain on Sale of Real Estate	(1,690,116)	0
(Increase) Decrease in Receivables	(3,938)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	26,670	18,252
Increase (Decrease) in Unearned Rent	2,754	8,130
Total Adjustments	203,226	488,043
Net Cash Provided By (Used For) Operating Activities	714,126	1,004,977

Cash Flows from Investing Activities:
Investments in Real Estate	(30,000)	0
Proceeds from Sale of Real Estate	4,625,784	0
Net Cash Provided By (Used For) Investing Activities	4,595,784	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(795,673)	(917,101)
Repurchase of LLC Units	(6,922)	(75,024)
Net Cash Provided By (Used For) Financing Activities	(802,595)	(992,125)

Net Increase (Decrease) in Cash	4,507,315	12,852

Cash, beginning of period	1,162,378	1,162,482

Cash, end of period	$5,669,693	$1,175,334

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$(54,825)	$14,517,595	$14,462,770	23,657.21

Distributions Declared	(9,186)	(297,001)	(306,187)

Net Income	4,986	161,222	166,208

Balance, March 31, 2018	(59,025)	14,381,816	14,322,791	23,657.21

Distributions Declared	(9,185)	(297,000)	(306,185)

Repurchase of LLC Units	(2,251)	(72,773)	(75,024)	(125.42)

Net Income	5,071	163,954	169,025

Balance, June 30, 2018	(65,390)	14,175,997	14,110,607	23,531.79

Distributions Declared	(9,186)	(296,999)	(306,185)

Net Income	5,451	176,250	181,701

Balance, September 30, 2018	$(69,125)	$14,055,248	$13,986,123	23,531.79

Balance, December 31, 2018	$(106,529)	$12,845,847	$12,739,318	23,460.43

Distributions Declared	(7,342)	(237,401)	(244,743)

Net Loss	(5,133)	(694,530)	(699,663)

Balance, March 31, 2019	(119,004)	11,913,916	11,794,912	23,460.43

Distributions Declared	(7,342)	(237,401)	(244,743)

Repurchase of LLC Units	(208)	(6,714)	(6,922)	(12.00)

Net Loss	(84)	(202,895)	(202,979)

Balance, June 30, 2019	(126,638)	$11,466,906	$11,340,268	23,448.43

Distributions Declared	(5,885)	(237,400)	(243,285)

Net Income	148,093	1,265,449	1,413,542

Balance, September 30, 2019	$15,570	$12,494,955	$12,510,525	23,448.43

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

The Company owns a 35% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property are owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 35% share of real estate taxes and other costs associated with maintaining the property.  The owners listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 21% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  Consequently, beginning with the first quarter of 2019, the Company reduced its regular quarterly cash distribution rate from $12.66 per Unit to $10.12 per Unit.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $1,077,135 was recognized, which was the difference between the carrying value at December 31, 2018 of $3,142,135 and the estimated fair value of $2,065,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $792,845 to decrease the carrying value to the estimated fair value of $1,260,000.  The charges were recorded against the cost of the land and building.

In October 2019, after marketing the property for lease for many months, the Company decided to sell its 35% interest in the former Dick’s Sporting Goods store.  In November 2019, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $857,500.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  In the third quarter of 2019, as a result of deciding to sell the property, the Company recognized an additional real estate impairment of $387,578 to decrease the carrying value to the estimated fair value of $857,500.  The charges were recorded against the cost of the land and building.

In June 2019, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Grand Forks, North Dakota to extend the lease term ten years to end on November 30, 2030.  The annual rent remained the same with a 4.0% increase scheduled to occur after five years.  As part of the agreement, the Company paid a tenant improvement allowance of $30,000 that was capitalized.

In June 2019, the Company reached an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On August 1, 2019, the sale closed with the Company receiving net proceeds of $1,738,496, which resulted in a net gain of $885,311.  At the time of sale, the cost and related accumulated depreciation was $1,433,934 and $580,749, respectively.

In June 2019, the Company entered into an agreement to sell the Applebee’s restaurant in Fishers, Indiana to an unrelated third party.  On September 27, 2019, the sale closed with the Company receiving net proceeds of $2,887,288, which resulted in a net gain of $804,805.  At the time of sale, the cost and related accumulated depreciation was $3,002,553 and $920,070, respectively.

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

In October 2019, the Company entered into an agreement to sell the Fresenius Medical Center in Grove City, Ohio to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $2,592,000, which will result in a net gain of approximately $788,600.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  At September 30, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $1,803,425.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the nine months ended September 30, 2019 and 2018, the Company declared distributions of $732,771 and $918,557, respectively.  The Limited Members received distributions of $712,202 and $891,000 and the Managing Members received distributions of $20,569 and $27,557 for the periods, respectively.  The Limited Members' distributions represented $30.37 and $37.80 per LLC Unit outstanding using 23,452 and 23,574 weighted average Units in 2019 and 2018, respectively.  The distributions represented $15.40 and $18.18 per Unit of Net Income and $14.97 and $19.62 per Unit of return of contributed capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $70,707 in 2019.  The Limited Members received distributions of $70,000 and the Managing Members received distributions of $707.  The Limited Members’ distributions represented $2.99 per Unit.

On April 1, 2019, the Company repurchased a total of 12.00 Units for $6,714 from two Limited Members in accordance with the Operating Agreement.  On April 1, 2018, the Company repurchased a total of 125.42 Units for $72,773 from four Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $208 and $2,251 in 2019 and 2018, respectively.

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

At September 30, 2019 and December 31, 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

The Dick’s Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $3,142,135 at December 31, 2018, was written down to its estimated fair value of $2,065,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $1,077,135 was included in earnings for the fourth quarter of 2018.  The fair value of the property was based upon estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  These estimates are considered Level 3 inputs in the valuation hierarchy. At March 31, 2019, the property was written down to its estimated fair value of $1,260,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $792,845 was included in earnings for the first quarter of 2019.  The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser.  The appraisal is considered a Level 3 input in the valuation hierarchy.  At September 30, 2019, the property was written down to its estimated fair value of $857,500 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $387,578 was included in earnings for the third quarter of 2019.  The fair value of the property was based upon a signed purchase agreement, which is considered a Level 3 input in the valuation hierarchy.

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

Results of Operations

For the nine months ended September 30, 2019 and 2018, the Company recognized rental income of $808,499 and $1,047,851, respectively.  In 2019, rental income decreased due to the sale of two properties, rent decreases related to the Best Buy store and the lease terms ending for the Advance Auto store and the Dick’s Sporting Goods store, as discussed below. The decreases were partially offset by rent increases on two properties.  Based on the scheduled rent for the properties owned as of October 31, 2019, the Company expects to recognize rental income of approximately $978,000 and $657,000 in 2019 and 2020, respectively.

For the nine months ended September 30, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $80,725 and $76,183, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $89,644 and $33,210, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2019, when compared to 2018, mainly due to expenses related to the Dick’s Sporting Goods store, the Advance Auto Parts store and a parking lot repair at one property.

In July 2018, the Company entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent decreased from $153,826 to $133,316 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant received free rent for one month that equaled $11,110.

The Company owns a 35% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property are owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 35% share of real estate taxes and other costs associated with maintaining the property.  The owners listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 21% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  Consequently, beginning with the first quarter of 2019, the Company reduced its regular quarterly cash distribution rate from $12.66 per Unit to $10.12 per Unit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $1,077,135 was recognized, which was the difference between the carrying value at December 31, 2018 of $3,142,135 and the estimated fair value of $2,065,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $792,845 to decrease the carrying value to the estimated fair value of $1,260,000.  The charges were recorded against the cost of the land and building.

In October 2019, after marketing the property for lease for many months, the Company decided to sell its 35% interest in the former Dick’s Sporting Goods store.  In November 2019, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $857,500.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  In the third quarter of 2019, as a result of deciding to sell the property, the Company recognized an additional real estate impairment of $387,578 to decrease the carrying value to the estimated fair value of $857,500.  The charges were recorded against the cost of the land and building

The Company owns a 45% interest in an Advance Auto Parts store in Middletown, Ohio.  The remaining interest in the property is owned by an affiliate of the Company.  On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 45% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for sale or lease with a real estate broker in the Middletown area.  The annual rent from this property represented approximately 6% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow.  However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

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

For the nine months ended September 30, 2019 and 2018, the Company recognized interest income of $15,758 and $5,385, respectively.  In 2019, interest income increased due to the Company having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2019, the Company's cash balances increased $4,507,315 as a result of cash generated from the sale of property, which was partially offset by cash paid for a tenant improvement allowance, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2018, the Company's cash balances increased $12,852 as a result of cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $1,004,977 in 2018 to $714,126 in 2019 as a result of a decrease in total rental and interest income in 2019, an increase in LLC administration and property management expenses in 2019, and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2019, the Company generated cash flow from the sale of real estate of $4,625,784.  During the same period, the Company expended $30,000 to invest in real properties.

In June 2019, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Grand Forks, North Dakota to extend the lease term ten years to end on November 30, 2030.  The annual rent remained the same with a 4.0% increase scheduled to occur after five years.  As part of the agreement, the Company paid a tenant improvement allowance of $30,000 that was capitalized.

In June 2019, the Company reached an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On August 1, 2019, the sale closed with the Company receiving net proceeds of $1,738,496, which resulted in a net gain of $885,311.  At the time of sale, the cost and related accumulated depreciation was $1,433,934 and $580,749, respectively.

In June 2019, the Company entered into an agreement to sell the Applebee’s restaurant in Fishers, Indiana to an unrelated third party.  On September 27, 2019, the sale closed with the Company receiving net proceeds of $2,887,288, which resulted in a net gain of $804,805.  At the time of sale, the cost and related accumulated depreciation was $3,002,553 and $920,070, respectively.

In October 2019, the Company entered into an agreement to sell the Fresenius Medical Center in Grove City, Ohio to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $2,592,000, which will result in a net gain of approximately $788,600.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  At September 30, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $1,803,425.

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

For the nine months ended September 30, 2019 and 2018, the Company declared distributions of $732,771 and $918,557, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $712,202 and $891,000 and the Managing Members received distributions of $20,569 and $27,557 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $70,707 in 2019.  The Limited Members received distributions of $70,000 and the Managing Members received distributions of $707.  The Limited Members’ distributions represented $2.99 per Unit.

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

On April 1, 2019, the Company repurchased a total of 12.00 Units for $6,714 from two Limited Members in accordance with the Operating Agreement.  On April 1, 2018, the Company repurchased a total of 125.42 Units for $72,773 from four Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $208 and $2,251 in 2019 and 2018, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2019	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)