Form 10-K
period 2019-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2020-03-30
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2019

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
Limited Liability Company Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     □ Yes    ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     □ Yes    ⌧ No

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
□ Yes    ⌧ No

As of June 30, 2019, there were 23,448.434 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,448,434.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Income & Growth Fund 24 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on November 21, 2000.  The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”), as the Managing Member, Robert P. Johnson, the Chief Executive Officer and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members.  The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 18, 2001. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted.  The offering terminated May 17, 2003 when the extended offering period ended.  The Company received subscriptions for 24,831.283 LLC Units.  Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $24,831,283 and $1,000, respectively.

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

Property Activity During the Last Three Years

As of December 31, 2016, the Company owned interests in ten properties with a total cost of $18,317,640.  During the year ended December 31, 2019, the Company sold four property interests and received net sale proceeds of $8,084,230, which resulted in a net gain of $2,487,637, respectively.  As of December 31, 2019, the Company owned interests in six properties with a total cost of $7,221,235.

Major Tenants

During 2019, four tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 72% of total rental income in 2019.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2020 with the following exception.  The tenant of the Applebee’s restaurant will not continue to be a major tenant as the property was sold in 2019.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2019.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Middletown, OH (45%)	6/1/06	$835,890		None (1)

Fresenius Medical Center Shreveport, LA (45%)	10/2/08	$1,151,666		Bio-Medical Applications of Louisiana, LLC	$92,268	$24.12

Best Buy Store Lake Geneva, WI (34%)	10/6/08	$2,083,526		Best Buy Stores, L.P.	$133,316	$12.91

Family Dollar Store McDonough, GA	5/14/12	$1,640,500	(2)	Family Dollar Stores of Georgia, Inc.	$136,168	$16.84

Coliseum Health Clinic Macon, GA (50%)	7/25/12	$967,500	(2)	Macon Healthcare, LLC	$82,014	$23.71

PetSmart Store Gonzales, LA (27%)	6/12/13	$842,400	(2)	PetSmart, Inc.	$66,468	$20.30

(1)  This property is vacant and listed for lease.
(2)  Does not include acquisition costs that were expensed.

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

ITEM 2.  PROPERTIES.  (Continued)

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties whose carrying value was reduced by a real estate impairment and properties purchased during 2009 through 2017.  Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes.  For properties purchased during 2009 through 2017, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2019, all properties listed above were 100% occupied.  The only exception is the Advance Auto Parts store that became vacant in August 2019.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2019, there were 682 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $101,565 and $36,742 were made to the Managing Members and $8,448,901 and $1,188,002 were made to the Limited Members for 2019 and 2018, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $7,670,000 in 2019.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/19 to 10/31/19	25.00	$531.48	1,407.85(1)	(2)

11/1/19 to 11/30/19	--	--	--	--

12/1/19 to 12/31/19	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

Effective April 11, 2016, the Financial Industry Regulatory Authority (“FINRA”) implemented Rule 2310, a revised rule that requires securities broker-dealers to report on customer account statements the value of investment units of non-traded securities, such as REITs, LLCs and Limited Partnerships, provided that the per unit value is derived using methodology set forth by the rule.

At December 31, 2019, the estimated value of the Company’s Units was $649 per Unit.  The Managing Member is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company's cash, receivables and liabilities were valued at face value.  Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2019 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property.  The appraisal report is used to value the property for approximately one year after the date of acquisition.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Properties	$7,474,000	$16,156,000
Cash	8,253,000	1,135,000
Current liabilities	(376,000)	(411,000)
Value attributable to the interest of the Managing Members	(154,000)	(169,000)
Value attributable to the interest of the Limited Members	$15,197,000	$16,711,000
LLC Units outstanding	23,423	23,460

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Factors Which May Influence Results of Operations

The Company is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value.  However, due to the recent outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.  The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

For the years ended December 31, 2019 and 2018, the Company recognized rental income of $971,865 and $1,397,226, respectively.  In 2019, rental income decreased due to the sale of four properties, rent decreases related to the Best Buy store and the lease terms ending for the Advance Auto store and the Dick’s Sporting Goods store, as discussed below. The decreases were partially offset by rent increases on two properties.  Based on the scheduled rent for the properties owned as of February 29, 2020, the Company expects to recognize rental income of approximately $421,000 in 2020.

For the years ended December 31, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $109,001 and $101,414, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $112,042 and $41,243, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2019, when compared to 2018, mainly due to expenses related to the Dick’s Sporting Goods store, the Advance Auto Parts store and a parking lot repair at one property.

In July 2018, the Company entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent decreased from $153,826 to $133,316 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant received free rent for one month that equaled $11,110.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company owned a 35% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property were owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property was vacant, the Company was responsible for its 35% share of real estate taxes and other costs associated with maintaining the property.  The owners listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 21% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  Consequently, beginning with the first quarter of 2019, the Company reduced its regular quarterly cash distribution rate from $12.66 per Unit to $10.12 per Unit.

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

In October 2019, after marketing the property for lease for many months, the Company decided to sell its 35% interest in the former Dick’s Sporting Goods store.  In the third quarter of 2019, as a result of deciding to sell the property, the Company recognized an additional real estate impairment of $387,578 to decrease the carrying value to the estimated fair value of $857,500.  The charges were recorded against the cost of the land and building.  In November 2019, the Company entered into an agreement to sell the property to an unrelated third party.  On December 27, 2019, the sale closed with the Company receiving net proceeds of $859,807, which resulted in a net gain of $2,307.  At the time of sale, the cost and related accumulated depreciation was $1,795,363 and $937,863, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2019 and 2018, the Company recognized interest income of $32,210 and $8,656, respectively.  In 2019, interest income increased due to the Company having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

Liquidity and Capital Resources

During the year ended December 31, 2019, the Company's cash balances increased $7,805,604 as a result of cash generated from the sale of property, which was partially offset by cash paid for a tenant improvement allowance, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2018, the Company's cash balances decreased $104 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,338,768 in 2018 to $810,951 in 2019 as a result of a decrease in total rental and interest income in 2019, an increase in LLC administration and property management expenses in 2019, and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the year ended December 31, 2019, the Company generated cash flow from the sale of real estate of $8,084,230.  During the same period, the Company expended $30,000 to invest in real properties.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In October 2019, the Company entered into an agreement to sell the Fresenius Medical Center in Grove City, Ohio to an unrelated third party.  On December 11, 2019, the sale closed with the Company receiving net proceeds of $2,598,639, which resulted in a net gain of $795,214.  At the time of sale, the cost and related accumulated depreciation and amortization was $2,375,000 and $571,575, respectively.

On January 17, 2020, the Company sold its 27% joint-venture interest in the PetSmart store in Gonzales, Louisiana to AEI Income & Growth Fund 25 LLC, an affiliate of the Company.  The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser.  The Company received net proceeds of approximately $824,000, which resulted in a net gain of approximately $252,000.  At the time of sale, the cost and related accumulated depreciation and amortization was $842,400 and $270,358, respectively.  At December 31, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $572,042.

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

For the years ended December 31, 2019 and 2018, the Company declared distributions of $8,550,466 and $1,224,744, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $8,448,901 and $1,188,002 and the Managing Members received distributions of $101,565 and $36,742 for the years, respectively.  In December 2019, the Partnership declared a special distribution of net sale proceeds of $7,575,758 which was paid in the first week of January 2020 and resulted in higher distributions declared in 2019 and a higher distributions payable at December 31, 2019.

As part of the declared distributions discussed above, the Company distributed net sale proceeds of $7,747,475 in 2019.  The Limited Members received distributions of $7,670,000 and the Managing Members received distributions of $77,475.  The Limited Members’ distributions represented $327.45 per Unit.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2019, the Company repurchased a total of 37.00 Units for $20,001 from four Limited Members in accordance with the Operating Agreement.  During 2018, the Company repurchased a total of 196.78 Units for $112,118 from eight Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, the Company repurchased a total of 1,174.07 Units for $784,413 from 54 Limited Members.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $618 and $3,468 in 2019 and 2018, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 24 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	18

Balance Sheets as of December 31, 2019 and 2018	19

Statements for the Years Ended December 31, 2019 and 2018:

Operations	20

Cash Flows	21

Changes in Members’ Equity (Deficit)	22

Notes to Financial Statements	23 – 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2019 and 2018, and the related statements of operations, changes in members' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BOULAY PLLP
Boulay PLLP

We have served as the Company’s auditor since 2000

Minneapolis, Minnesota
March 30, 2020

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2019	2018

Current Assets:
Cash	$8,967,982	$1,162,378

Real Estate Investments:
Land	1,188,885	4,222,247
Buildings	4,543,016	11,849,024
Acquired Intangible Lease Assets	646,934	1,207,484
Real Estate Held for Investment, at cost	6,378,835	17,278,755
Accumulated Depreciation and Amortization	(2,462,807)	(5,287,710)
Real Estate Held for Investment, Net	3,916,028	11,991,045
Real Estate Held for Sale	572,042	0
Total Real Estate Investments	4,488,070	11,991,045
Total Assets	$13,456,052	$13,153,423

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$92,901	$98,298
Distributions Payable	7,817,695	306,187
Unearned Rent	0	9,620
Total Current Liabilities	7,910,596	414,105

Members’ Equity (Deficit):
Managing Members	22,752	(106,529)
Limited Members – 50,000 Units authorized; 23,423 and 23,460 Units issued and outstanding as of December 31, 2019 and 2018, respectively	5,522,704	12,845,847
Total Members’ Equity	5,545,456	12,739,318
Total Liabilities and Members’ Equity	$13,456,052	$13,153,423

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2019	2018

Rental Income	$971,865	$1,397,226

Expenses:
LLC Administration – Affiliates	109,001	101,414
LLC Administration and Property Management – Unrelated Parties	112,042	41,243
Depreciation and Amortization	412,776	569,212
Real Estate Impairment	1,480,670	1,077,135
Total Expenses	2,114,489	1,789,004

Operating Income (Loss)	(1,142,624)	(391,778)

Other Income:
Gain on Sale of Real Estate	2,487,637	0
Interest Income	32,210	8,656
Total Other Income	2,519,847	8,656

Net Income (Loss)	$1,377,223	$(383,122)

Net Income (Loss) Allocated:
Managing Members	$231,464	$(11,494)
Limited Members	1,145,759	(371,628)
Total	$1,377,223	$(383,122)

Net Income (Loss) per LLC Unit	$48.87	$(15.78)

Weighted Average Units Outstanding – Basic and Diluted	23,445	23,545

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2019	2018

Cash Flows from Operating Activities:
Net Income (Loss)	$1,377,223	$(383,122)

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	455,712	615,548
Real Estate Impairment	1,480,670	1,077,135
Gain on Sale of Real Estate	(2,487,637)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(5,397)	29,207
Increase (Decrease) in Unearned Rent	(9,620)	0
Total Adjustments	(566,272)	1,721,890
Net Cash Provided By (Used For) Operating Activities	810,951	1,338,768

Cash Flows from Investing Activities:
Investments in Real Estate	(30,000)	0
Proceeds from Sale of Real Estate	8,084,230	0
Net Cash Provided By (Used For) Investing Activities	8,054,230	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,038,958)	(1,223,286)
Repurchase of LLC Units	(20,619)	(115,586)
Net Cash Provided By (Used For) Financing Activities	(1,059,577)	(1,338,872)

Net Increase (Decrease) in Cash	7,805,604	(104)

Cash, beginning of year	1,162,378	1,162,482

Cash, end of year	$8,967,982	$1,162,378

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$(54,825)	$14,517,595	$14,462,770	23,657.21

Distributions Declared	(36,742)	(1,188,002)	(1,224,744)

Repurchase of LLC Units	(3,468)	(112,118)	(115,586)	(196.78)

Net Loss	(11,494)	(371,628)	(383,122)

Balance, December 31, 2018	(106,529)	$12,845,847	$12,739,318	23,460.43

Distributions Declared	(101,565)	(8,448,901)	(8,550,466)

Repurchase of LLC Units	(618)	(20,001)	(20,619)	(37.00)

Net Income	231,464	1,145,759	1,377,223

Balance, December 31, 2019	$22,752	$5,522,704	$5,545,456	23,423.43

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(1)  Organization –

AEI Income & Growth Fund 24 LLC (“Company”), a Limited Liability Company, was formed on November 21, 2000 to acquire and lease commercial properties to operating tenants.  The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member.  Robert P. Johnson, the Chief Executive Officer and sole director of AFM, serves as the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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
DECEMBER 31, 2019 AND 2018

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates, and the difference could be material.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2016, and with few exceptions, is no longer subject to state tax examinations for tax years before 2016.

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
DECEMBER 31, 2019 AND 2018

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
DECEMBER 31, 2019 AND 2018

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2019 and 2018.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

At December 31, 2019 and 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(2)  Summary of Significant Accounting Policies – (Continued)

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2019 and 2018.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis.  Therefore, the Company’s properties are classified as one reportable segment.

Recently Adopted Accounting Pronouncements

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
DECEMBER 31, 2019 AND 2018

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

The Company owned a 50% interest in a Tractor Supply Company store.  AEI Income & Growth Fund XXII Limited Partnership owned a 50% interest in this property until the property was sold to an unrelated third party in 2019.  The Company owned a 35% interest in a Dick’s Sporting Goods store.  AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company, owned the remaining 65% interest in this property until the property was sold to an unrelated third party in 2019.

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2019	2018

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$109,001	$101,414

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$112,042	$41,243

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$45,572	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2019 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Middletown, OH	$30,081	$505,562	$535,643	$394,267
Fresenius Medical Center, Shreveport, LA	83,506	1,068,160	1,151,666	473,016
Best Buy, Lake Geneva, WI	345,298	1,738,228	2,083,526	779,300
Family Dollar, McDonough, GA	530,000	779,550	1,309,550	237,771
Coliseum Health, Macon, GA	200,000	451,516	651,516	134,701
	$1,188,885	$4,543,016	$5,731,901	$2,019,055

For the years ended December 31, 2019 and 2018, the Company recognized depreciation expense of $350,278 and $501,084, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4) Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2019		2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 39 and 58 months, respectively)	$361,545	$253,047	$711,169	$381,172

Above-Market Lease Intangibles (weighted average life of 45 and 61 months, respectively)	285,389	190,705	496,315	262,748
Acquired Intangible Lease Assets	$646,934	$443,752	$1,207,484	$643,920

For the years ended December 31, 2019 and 2018, the value of in-place lease intangibles amortized to expense was $62,498 and $68,128 and the decrease to rental income for above-market leases was $42,936 and $46,336, respectively.

For lease intangibles not held for sale at December 31, 2019, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2020	$33,604	$25,508
2021	33,604	25,508
2022	27,878	23,221
2023	10,720	16,364
2024	2,692	4,083
	$108,498	$94,684

In July 2018, the Company entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent decreased from $153,826 to $133,316 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant received free rent for one month that equaled $11,110.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4) Real Estate Investments – (Continued)

The Company owned a 35% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property were owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property was vacant, the Company was responsible for its 35% share of real estate taxes and other costs associated with maintaining the property.  The owners listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 21% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  Consequently, beginning with the first quarter of 2019, the Company reduced its regular quarterly cash distribution rate from $12.66 per Unit to $10.12 per Unit.

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

In October 2019, after marketing the property for lease for many months, the Company decided to sell its 35% interest in the former Dick’s Sporting Goods store.  In the third quarter of 2019, as a result of deciding to sell the property, the Company recognized an additional real estate impairment of $387,578 to decrease the carrying value to the estimated fair value of $857,500.  The charges were recorded against the cost of the land and building.  In November 2019, the Company entered into an agreement to sell the property to an unrelated third party.  On December 27, 2019, the sale closed with the Company receiving net proceeds of $859,807, which resulted in a net gain of $2,307.  At the time of sale, the cost and related accumulated depreciation was $1,795,363 and $937,863, respectively.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4) Real Estate Investments – (Continued)

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

In October 2019, the Company entered into an agreement to sell the Fresenius Medical Center in Grove City, Ohio to an unrelated third party.  On December 11, 2019, the sale closed with the Company receiving net proceeds of $2,598,639, which resulted in a net gain of $795,214.  At the time of sale, the cost and related accumulated depreciation and amortization was $2,375,000 and $571,575, respectively.

On January 17, 2020, the Company sold its 27% joint-venture interest in the PetSmart store in Gonzales, Louisiana to AEI Income & Growth Fund 25 LLC, an affiliate of the Company.  The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser.  The Company received net proceeds of approximately $824,000, which resulted in a net gain of approximately $252,000.  At the time of sale, the cost and related accumulated depreciation and amortization was $842,400 and $270,358, respectively.  At December 31, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $572,042.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4) Real Estate Investments – (Continued)

For properties owned as of December 31, 2019, the minimum future rent payments required by the leases are as follows:
2020	$510,234
2021	510,234
2022	478,037
2023	315,597
2024	146,716
Thereafter	230,670
$2,191,488

There were no contingent rents recognized in 2019 and 2018.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2019	2018

Fresenius Medical Care Holdings, Inc.	Medical	$263,497	$259,592
Apple American Group	Restaurant	184,905	250,247
Family Dollar Stores	Retail	127,024	N/A
Best Buy Stores, L.P.	Retail	123,915	153,826
Dick’s Sporting Goods, Inc.	Retail	N/A	301,972
Aggregate rental income of major tenants		$699,341	$965,637
Aggregate rental income of major tenants as a percentage of total rental income		72%	69%

(6)  Members’ Equity –

For the years ended December 31, 2019 and 2018, the Company declared distributions of $8,550,466 and $1,224,744, respectively.  The Limited Members received distributions of $8,448,901 and $1,188,002 and the Managing Members received distributions of $101,565 and $36,742 for the years, respectively.  The Limited Members' distributions represented $360.37 and $50.46 per LLC Unit outstanding using 23,445 and 23,545 weighted average Units in 2019 and 2018, respectively.  The distributions represented $48.02 and $0.00 per Unit of Net Income and $312.35 and $50.46 per Unit of return of contributed capital in 2019 and 2018, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(6)  Members’ Equity – (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $7,747,475 in 2019.  The Limited Members received distributions of $7,670,000 and the Managing Members received distributions of $77,475.  The Limited Members’ distributions represented $327.45 per Unit.

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

During 2019, the Company repurchased a total of 37.00 Units for $20,001 from four Limited Members in accordance with the Operating Agreement.  During 2018, the Company repurchased a total of 196.78 Units for $112,118 from eight Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $618 and $3,468 in 2019 and 2018, respectively.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2019	2018

Net Income (Loss) for Financial Reporting Purposes	$1,377,223	$(383,122)

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	119,941	235,045

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	(9,620)	0

Real Estate Impairment Loss Not Recognized for Tax Purposes	1,480,670	1,077,135

Loss on Sale of Real Estate for Tax Purposes Compared to Gain for Financial Reporting Purposes	(3,235,269)	0

Taxable Income (Loss) to Members	$(267,055)	$929,058

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(7)  Income Taxes – (Continued)

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2019	2018

Members’ Equity for Financial Reporting Purposes	$5,545,456	$12,739,318

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,387,083	3,021,741

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	0	9,620

Syndication Costs Treated as Reduction of Capital for Financial Reporting Purposes	3,659,328	3,659,328
Members’ Equity for Tax Reporting Purposes	$10,591,867	$19,430,007

(8)  Coronavirus Outbreak –

Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets.  The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers.  Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation.  The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.  The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus.  Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.  The Company is unable to estimate the impact the coronavirus will have on its financial results at this time.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees.  The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business.  The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer and sole director of AFM, the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and Marni J. Nygard, President of AFM, and is accountable for his actions to both.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson and Ms. Nygard any deviation from these principles, because the organization is composed of only approximately 50 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 75, is Chief Executive Officer and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2020.  He was President of AFM from August 1994 to July 2019.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Marni J. Nygard, Esq., age 45, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2020.  Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Patrick W. Keene, CPA (inactive), age 60, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI.  Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager.  Mr. Keene was responsible for all accounting functions of AFM and the registrant.

Keith E. Petersen, CPA (inactive), age 45, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene.  He has been elected to continue in these positions until December 2020.  Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016.  Prior to being elected to the positions above, he was Controller of the various entities.  Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2019.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2019 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2020:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Marni J. Nygard	0	0.00%
Keith E. Petersen	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2019 and 2018.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2019, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2019.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (November 21, 2000) To December 31, 2019

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$2,482,128

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,200,499

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$459,302

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,532,039

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$714,265

Managing Members	3% of Net Cash Flow in any fiscal year.	$651,546

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$107,659

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2019 and 2018:

Fee Category	2019	2018

Audit Fees	$19,950	$20,185
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,950	$20,185

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

(a) (1) A list of the financial statements contained herein is set forth on page 17.

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

10.1
Purchase and Sale Agreement dated June 26, 2019 between the Company and Sky Property Financial, LLC relating to the property at 8310 East 96th Street, Fishers, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 3, 2019).

10.2
Purchase and Sale Agreement dated October 24, 2019 between the Company and DV Wyoming, LLC relating to the property at 3149 Farm Bank Way, Grove City, Ohio (incorporated by reference to Exhibit 10.1 of 8-K filed December 16, 2019).

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

AEI INCOME & GROWTH FUND 24
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 30, 2020	By:	/s/ MARNI J NYGARD
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	President	March 30, 2020
Marni J. Nygard	(Principal Executive Officer)

/s/ KEITH E PETERSEN	Chief Financial Officer and Treasurer	March 30, 2020
Keith E. Petersen	(Principal Accounting Officer)