Form 10-Q
period 2020-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2020-05-15
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2020

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2020 and December 31, 2019	3

	Statements for the Three Months ended March 31, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$2,063,035	$8,967,982

Real Estate Investments:
Land	1,188,885	1,188,885
Buildings	4,543,016	4,543,016
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Held for Investment, at cost	6,378,835	6,378,835
Accumulated Depreciation and Amortization	(2,520,970)	(2,462,807)
Real Estate Held for Investment, Net	3,857,865	3,916,028
Real Estate Held for Sale	0	572,042
Total Real Estate Investments	3,857,865	4,488,070
Total Assets	$5,920,900	$13,456,052

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$101,954	$92,901
Distributions Payable	164,003	7,817,695
Unearned Rent	6,834	0
Total Current Liabilities	272,791	7,910,596

Members’ Equity:
Managing Members	22,417	22,752
Limited Members – 50,000 Units authorized; 23,423 Units issued and outstanding as of 3/31/2020 and 12/31/2019	5,625,692	5,522,704
Total Members’ Equity	5,648,109	5,545,456
Total Liabilities and Members’ Equity	$5,920,900	$13,456,052

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2020	2019

Rental Income	$107,423	$286,595

Expenses:
LLC Administration – Affiliates	22,641	27,776
LLC Administration and Property Management – Unrelated Parties	21,599	37,264
Depreciation and Amortization	51,786	132,154
Real Estate Impairment	0	792,845
Total Expenses	96,026	990,039

Operating Income (Loss)	11,397	(703,444)

Other Income:
Gain on Sale of Real Estate	251,516	0
Interest Income	3,743	3,781
Total Other Income	255,259	3,781

Net Income (Loss)	$266,656	$(699,663)

Net Income (Loss) Allocated:
Managing Members	$2,969	$(5,133)
Limited Members	263,687	(694,530)
Total	$266,656	$(699,663)

Net Income (Loss) per LLC Unit	$11.26	$(29.60)

Weighted Average Units Outstanding – Basic and Diluted	23,423	23,460

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$266,656	$(699,663)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	58,163	143,738
Real Estate Impairment	0	792,845
Gain on Sale of Real Estate	(251,516)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	9,053	22,751
Increase (Decrease) in Unearned Rent	6,834	(2,785)
Total Adjustments	(177,466)	956,549
Net Cash Provided By (Used For) Operating Activities	89,190	256,886

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	823,558	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(7,817,695)	(306,187)

Net Increase (Decrease) in Cash	(6,904,947)	(49,301)

Cash, beginning of period	8,967,982	1,162,378

Cash, end of period	$2,063,035	$1,113,077

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2018	$(106,529)	$12,845,847	$12,739,318	23,460.43

Distributions Declared	(7,342)	(237,401)	(244,743)

Net Loss	(5,133)	(694,530)	(699,663)

Balance, March 31, 2019	$(119,004)	$11,913,916	$11,794,912	23,460.43

Balance, December 31, 2019	$22,752	$5,522,704	$5,545,456	23,423.43

Distributions Declared	(3,304)	(160,699)	(164,003)

Net Income	2,969	263,687	266,656

Balance, March 31, 2020	$22,417	$5,625,692	$5,648,109	23,423.43

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2020
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10K.

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

(3)  Recently Issued Accounting Pronouncements –

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

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired. As a result, in the first quarter of 2019, the Company recognized real estate impairment of $792,845 to decrease the carrying value to the estimated fair value of $1,260,000. The charge was recorded against the cost of the land and building.

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

On January 17, 2020, the Company sold its 27% interest in the PetSmart store in Gonzales, Louisiana to AEI Income & Growth Fund 25 LLC, an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $823,558, which resulted in a net gain of $251,516. At the time of sale, the cost and related accumulated depreciation and amortization was $842,400 and $270,358, respectively. At December 31, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $572,042.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity –

For the three months ended March 31, 2020 and 2019, the Company declared distributions of $164,003 and $244,743, respectively. The Limited Members received distributions of $160,699 and $237,401 and the Managing Members received distributions of $3,304 and $7,342 for the periods, respectively. The Limited Members' distributions represented $6.86 and $10.12 per LLC Unit outstanding using 23,423 and 23,460 weighted average Units in 2020 and 2019, respectively. The distributions represented $6.86 and $0.00 per Unit of Net Income and $0.00 and $10.12 per Unit of return of contributed capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $80,808 in 2020. The Limited Members received distributions of $80,000 and the Managing Members received distributions of $808. The Limited Members’ distributions represented $3.42 per Unit.

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

At March 31, 2020 and December 31, 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019.

The Dick’s Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $2,052,845 at March 31, 2019, was written down to its estimated fair value of $1,260,000 after completing our long-lived asset valuation analysis. The resulting impairment charge of $792,845 was included in earnings for the first quarter of 2019. The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser. The appraisal is considered a Level 3 input in the valuation hierarchy.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has not received modification rent requests from any tenant of the five properties owned by the Company. All rent has been paid in full by each tenant.

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

Results of Operations

For the three months ended March 31, 2020 and 2019, the Company recognized rental income of $107,423 and $286,595, respectively. In 2020, rental income decreased due to the sale of five properties and the lease terms ending for the Advance Auto store as discussed below. The decreases were partially offset by one month free rent in 2019 for the Best Buy store in Lake Geneva, Wisconsin as discussed below. Based on the scheduled rent for the properties owned as of April 30, 2020, the Company expects to recognize rental income of approximately $421,000 in 2020.

For the three months ended March 31, 2020 and 2019, the Company incurred LLC administration expenses from affiliated parties of $22,641 and $27,776, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $21,599 and $37,264, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2019, when compared to 2020, mainly due to expenses related to the Dick’s Sporting Goods store and a parking lot repair at one property.

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

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired. As a result, in the first quarter of 2019, the Company recognized real estate impairment of $792,845 to decrease the carrying value to the estimated fair value of $1,260,000. The charge was recorded against the cost of the land and building.

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

For the three months ended March 31, 2020 and 2019, the Company recognized interest income of $3,743 and $3,781, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2020, the Company's cash balances decreased $6,904,947 as a result of distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the three months ended March 31, 2019, the Company's cash balances decreased $49,301 as a result of distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Net cash provided by operating activities decreased from $256,886 in 2019 to $89,190 in 2020 as a result of a decrease in total rental and interest income in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2020.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2020, the Company generated cash flow from the sale of real estate of $823,558.

On January 17, 2020, the Company sold its 27% interest in the PetSmart store in Gonzales, Louisiana to AEI Income & Growth Fund 25 LLC, an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $823,558, which resulted in a net gain of $251,516. At the time of sale, the cost and related accumulated depreciation and amortization was $842,400 and $270,358, respectively. At December 31, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $572,042.

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

For the three months ended March 31, 2020 and 2019, the Company declared distributions of $164,003 and $244,743, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $160,699 and $237,401 and the Managing Members received distributions of $3,304 and $7,342 for the periods, respectively. In December 2019, the Company declared a special distribution of net sale proceeds of $7,575,758 which was paid in the first week of January 2020 and resulted in higher distributions declared in 2019 and a higher distributions payable at December 31, 2019.

As part of the declared distributions discussed above, the Company distributed net sale proceeds of $80,808 in 2020. The Limited Members received distributions of $80,000 and the Managing Members received distributions of $808. The Limited Members’ distributions represented $3.42 per Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2020 and 2019, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2020	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)