Form 10-Q
period 2020-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2020-08-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2020

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2020 and December 31, 2019	3

	Statements for the Periods ended June 30, 2020 and 2019:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$1,985,904	$8,967,982

Real Estate Investments:
Land	1,188,885	1,188,885
Buildings	4,543,016	4,543,016
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Held for Investment, at cost	6,378,835	6,378,835
Accumulated Depreciation and Amortization	(2,579,133)	(2,462,807)
Real Estate Held for Investment, Net	3,799,702	3,916,028
Real Estate Held for Sale	0	572,042
Total Real Estate Investments	3,799,702	4,488,070
Total Assets	$5,785,606	$13,456,052

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$103,824	$92,901
Distributions Payable	163,281	7,817,695
Unearned Rent	6,835	0
Total Current Liabilities	273,940	7,910,596

Members’ Equity:
Managing Members	19,940	22,752
Limited Members – 50,000 Units authorized; 23,423 Units issued and outstanding as of 6/30/2020 and 12/31/2019	5,491,726	5,522,704
Total Members’ Equity	5,511,666	5,545,456
Total Liabilities and Members’ Equity	$5,785,606	$13,456,052

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Rental Income	$104,564	$271,869	$211,987	$558,464

Expenses:
LLC Administration – Affiliates	10,138	25,097	32,779	52,873
LLC Administration and Property Management – Unrelated Parties	16,285	25,788	37,884	63,052
Depreciation and Amortization	51,786	127,460	103,572	259,614
Real Estate Impairment	0	300,247	0	1,093,092
Total Expenses	78,209	478,592	174,235	1,468,631

Operating Income (Loss)	26,355	(206,723)	37,752	(910,167)

Other Income:
Gain on Sale of Real Estate	0	0	251,516	0
Interest Income	483	3,744	4,226	7,525
Total Other Income	483	3,744	255,742	7,525

Net Income (Loss)	$26,838	$(202,979)	$293,494	$(902,642)

Net Income (Loss) Allocated:
Managing Members	$805	$(84)	$3,774	$(5,217)
Limited Members	26,033	(202,895)	289,720	(897,425)
Total	$26,838	$(202,979)	$293,494	$(902,642)

Net Income (Loss) per LLC Unit	$1.11	$(8.65)	$12.37	$(38.26)

Weighted Average Units Outstanding – Basic and Diluted	23,423	23,448	23,423	23,454

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$293,494	$(902,642)

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	116,326	282,782
Real Estate Impairment	0	1,093,092
Gain on Sale of Real Estate	(251,516)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	10,923	4,148
Increase (Decrease) in Unearned Rent	6,835	(2,786)
Total Adjustments	(117,432)	1,377,236
Net Cash Provided By (Used For) Operating Activities	176,062	474,594

Cash Flows from Investing Activities:
Investments in Real Estate	0	(30,000)
Proceeds from Sale of Real Estate	823,558	0
Net Cash Provided By (Used For) Investing Activities	823,558	(30,000)

Cash Flows from Financing Activities:
Distributions Paid to Members	(7,981,698)	(550,930)
Repurchase of LLC Units	0	(6,922)
Net Cash Provided By (Used For) Financing Activities	(7,981,698)	(557,852)

Net Increase (Decrease) in Cash	(6,982,078)	(113,258)

Cash, beginning of period	8,967,982	1,162,378

Cash, end of period	$1,985,904	$1,049,120

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2018	$(106,529)	$12,845,847	$12,739,318	23,460.43

Distributions Declared	(7,342)	(237,401)	(244,743)

Net Loss	(5,133)	(694,530)	(699,663)

Balance, March 31, 2019	(119,004)	11,913,916	11,794,912	23,460.43

Distributions Declared	(7,342)	(237,401)	(244,743)

Repurchase of LLC Units	(208)	(6,714)	(6,922)	(12.00)

Net Loss	(84)	(202,895)	(202,979)

Balance, June 30, 2019	$(126,638)	$11,466,906	$11,340,268	23,448.43

Balance, December 31, 2019	$22,752	$5,522,704	$5,545,456	23,423.43

Distributions Declared	(3,304)	(160,699)	(164,003)

Net Income	2,969	263,687	266,656

Balance, March 31, 2020	22,417	5,625,692	5,648,109	23,423.43

Distributions Declared	(3,282)	(159,999)	(163,281)

Net Income	805	26,033	26,838

Balance, June 30, 2020	$19,940	$5,491,726	$5,511,666	23,423.43

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2020
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

(2)  Organization –

AEI Income & Growth Fund 24 LLC (“Company”), a Limited Liability Company, was formed on November 21, 2000 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the Chief Executive Officer and sole director of AFM served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

(6)  Members’ Equity –

For the six months ended June 30, 2020 and 2019, the Company declared distributions of $327,284 and $489,486, respectively. The Limited Members received distributions of $320,698 and $474,802 and the Managing Members received distributions of $6,586 and $14,684 for the periods, respectively. The Limited Members' distributions represented $13.69 and $20.24 per LLC Unit outstanding using 23,423 and 23,454 weighted average Units in 2020 and 2019, respectively. The distributions represented $12.37 and $0.00 per Unit of Net Income and $1.32 and $20.24 per Unit of return of contributed capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $161,616 in 2020. The Limited Members received distributions of $160,000 and the Managing Members received distributions of $1,616. The Limited Members’ distributions represented $6.84 per Unit.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity – (Continued)

On April 1, 2020, the Company did not repurchase any Units from the Limited Members. On April 1, 2019, the Company repurchased a total of 12.00 Units for $6,714 from two Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $208 in 2019.

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

At June 30, 2020 and December 31, 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019.

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

Results of Operations

For the six months ended June 30, 2020 and 2019, the Company recognized rental income of $211,987 and $558,464, respectively. In 2020, rental income decreased due to the sale of five properties and the lease terms ending for the Advance Auto store as discussed below. The decreases were partially offset by one month free rent in 2019 for the Best Buy store in Lake Geneva, Wisconsin as discussed below. Based on the scheduled rent for the properties owned as of July 31, 2020, the Company expects to recognize rental income of approximately $421,000 in 2020.

For the six months ended June 30, 2020 and 2019, the Company incurred LLC administration expenses from affiliated parties of $32,779 and $52,873, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $37,884 and $63,052, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2019, when compared to 2020, mainly due to expenses related to the Dick’s Sporting Goods store and a parking lot repair at one property.

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

For the six months ended June 30, 2020 and 2019, the Company recognized interest income of $4,226 and $7,525, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2020, the Company's cash balances decreased $6,982,078 as a result of distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the six months ended June 30, 2019, the Company's cash balances decreased $113,258 as a result of cash paid for a tenant improvement allowance, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $474,594 in 2019 to $176,062 in 2020 as a result of a decrease in total rental and interest income in 2020, which was partially offset by a decrease in LLC administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2020, the Company generated cash flow from the sale of real estate of $823,558. During the six months ended June 30, 2019, the Company expended $30,000 to invest in real properties.

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

For the six months ended June 30, 2020 and 2019, the Company declared distributions of $327,284 and $489,486, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $320,698 and $474,802 and the Managing Members received distributions of $6,586 and $14,684 for the periods, respectively. In December 2019, the Company declared a special distribution of net sale proceeds of $7,575,758 which was paid in the first week of January 2020 and resulted in higher distributions declared in 2019 and a higher distributions payable at December 31, 2019.

As part of the declared distributions discussed above, the Company distributed net sale proceeds of $161,616 in 2020. The Limited Members received distributions of $160,000 and the Managing Members received distributions of $1,616. The Limited Members’ distributions represented $6.84 per Unit.

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

On April 1, 2020, the Company did not repurchase any Units from the Limited Members. On April 1, 2019, the Company repurchased a total of 12.00 Units for $6,714 from two Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $208 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 13, 2020	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)