Form 10-Q
period 2020-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2020-11-12
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2020

Commission File Number:  000-49653

AEI INCOME & GROWTH FUND 24 LLC
(Exact name of registrant as specified in its charter)

State of Delaware	41-1990952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2020 and December 31, 2019	3

	Statements for the Periods ended September 30, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$1,878,478	$8,967,982

Real Estate Investments:
Land	1,105,379	1,188,885
Buildings	3,474,856	4,543,016
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Held for Investment, at cost	5,227,169	6,378,835
Accumulated Depreciation and Amortization	(2,130,515)	(2,462,807)
Real Estate Held for Investment, Net	3,096,654	3,916,028
Real Estate Held for Sale	644,885	572,042
Total Real Estate Investments	3,741,539	4,488,070
Total Assets	$5,620,017	$13,456,052

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$78,867	$92,901
Distributions Payable	163,281	7,817,695
Unearned Rent	6,835	0
Total Current Liabilities	248,983	7,910,596

Members’ Equity:
Managing Members	17,338	22,752
Limited Members – 50,000 Units authorized; 23,423 Units issued and outstanding as of 9/30/2020 and 12/31/2019	5,353,696	5,522,704
Total Members’ Equity	5,371,034	5,545,456
Total Liabilities and Members’ Equity	$5,620,017	$13,456,052

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Rental Income	$104,565	$250,035	$316,552	$808,499

Expenses:
LLC Administration – Affiliates	17,147	27,852	49,926	80,725
LLC Administration and Property Management – Unrelated Parties	13,452	26,592	51,336	89,644
Depreciation and Amortization	51,786	92,820	155,358	352,434
Real Estate Impairment	0	387,578	0	1,480,670
Total Expenses	82,385	534,842	256,620	2,003,473

Operating Income (Loss)	22,180	(284,807)	59,932	(1,194,974)

Other Income:
Gain on Sale of Real Estate	0	1,690,116	251,516	1,690,116
Interest Income	469	8,233	4,695	15,758
Total Other Income	469	1,698,349	256,211	1,705,874

Net Income	$22,649	$1,413,542	$316,143	$510,900

Net Income Allocated:
Managing Members	$680	$148,093	$4,454	$142,876
Limited Members	21,969	1,265,449	311,689	368,024
Total	$22,649	$1,413,542	$316,143	$510,900

Net Income per LLC Unit	$0.94	$53.97	$13.31	$15.69

Weighted Average Units Outstanding – Basic and Diluted	23,423	23,448	23,423	23,452

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:
Net Income	$316,143	$510,900

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	174,489	387,186
Real Estate Impairment	0	1,480,670
Gain on Sale of Real Estate	(251,516)	(1,690,116)
(Increase) Decrease in Receivables	0	(3,938)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(14,034)	26,670
Increase (Decrease) in Unearned Rent	6,835	2,754
Total Adjustments	(84,226)	203,226
Net Cash Provided By (Used For) Operating Activities	231,917	714,126

Cash Flows from Investing Activities:
Investments in Real Estate	0	(30,000)
Proceeds from Sale of Real Estate	823,558	4,625,784
Net Cash Provided By (Used For) Investing Activities	823,558	4,595,784

Cash Flows from Financing Activities:
Distributions Paid to Members	(8,144,979)	(795,673)
Repurchase of LLC Units	0	(6,922)
Net Cash Provided By (Used For) Financing Activities	(8,144,979)	(802,595)

Net Increase (Decrease) in Cash	(7,089,504)	4,507,315

Cash, beginning of period	8,967,982	1,162,378

Cash, end of period	$1,878,478	$5,669,693

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2018	$(106,529)	$12,845,847	$12,739,318	23,460.43

Distributions Declared	(7,342)	(237,401)	(244,743)

Net Loss	(5,133)	(694,530)	(699,663)

Balance, March 31, 2019	(119,004)	11,913,916	11,794,912	23,460.43

Distributions Declared	(7,342)	(237,401)	(244,743)

Repurchase of LLC Units	(208)	(6,714)	(6,922)	(12.00)

Net Loss	(84)	(202,895)	(202,979)

Balance, June 30, 2019	(126,638)	$11,466,906	$11,340,268	23,448.43

Distributions Declared	(5,885)	(237,400)	(243,285)

Net Income	148,093	1,265,449	1,413,542

Balance, September 30, 2019	$15,570	$12,494,955	$12,510,525	23,448.43

Balance, December 31, 2019	$22,752	$5,522,704	$5,545,456	23,423.43

Distributions Declared	(3,304)	(160,699)	(164,003)

Net Income	2,969	263,687	266,656

Balance, March 31, 2020	22,417	5,625,692	5,648,109	23,423.43

Distributions Declared	(3,282)	(159,999)	(163,281)

Net Income	805	26,033	26,838

Balance, June 30, 2020	19,940	$5,491,726	$5,511,666	23,423.43

Distributions Declared	(3,282)	(159,999)	(163,281)

Net Income	680	21,969	22,649

Balance, September 30, 2020	$17,338	$5,353,696	$5,371,034	23,423.43

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

In October 2020, the Company entered into an agreement to sell its 45% interest in the Fresenius Medical Center in Shreveport, Louisiana to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $1,200,600, which will result in a net gain of approximately $555,700. At September 30, 2020, the property was classified as Real Estate Held for Sale with a carrying value of $644,885.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the nine months ended September 30, 2020 and 2019, the Company declared distributions of $490,565 and $732,771, respectively. The Limited Members received distributions of $480,697 and $712,202 and the Managing Members received distributions of $9,868 and $20,569 for the periods, respectively. The Limited Members' distributions represented $20.52 and $30.37 per LLC Unit outstanding using 23,423 and 23,452 weighted average Units in 2020 and 2019, respectively. The distributions represented $13.31 and $15.40 per Unit of Net Income and $7.21 and $14.97 per Unit of return of contributed capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $242,424 and $70,707 in 2020 and 2019, respectively. The Limited Members received distributions of $240,000 and $70,000 and the Managing Members received distributions of $2,424 and $707 for the periods, respectively. The Limited Members’ distributions represented $10.25 and $2.99 per Unit for the periods, respectively.

For the nine months ended September 30, 2020, the Company did not repurchase any Units from the Limited Members. For the nine months ended September 30, 2019, the Company repurchased a total of 12.00 Units for $6,714 from two Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $208 in 2019.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements – (Continued)

At September 30, 2020 and December 31, 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019.

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

Results of Operations

For the nine months ended September 30, 2020 and 2019, the Company recognized rental income of $316,552 and $808,499, respectively. In 2020, rental income decreased due to the sale of five properties and the lease terms ending for the Advance Auto store as discussed below. The decreases were partially offset by one month free rent in 2019 for the Best Buy store in Lake Geneva, Wisconsin as discussed below. Based on the scheduled rent for the properties owned as of October 31, 2020, the Company expects to recognize rental income of approximately $421,000 and $418,000 in 2020 and 2021, respectively.

For the nine months ended September 30, 2020 and 2019, the Company incurred LLC administration expenses from affiliated parties of $49,926 and $80,725, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $51,366 and $89,644, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2019, when compared to 2020, mainly due to expenses related to the Dick’s Sporting Goods store and a parking lot repair at one property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

For the nine months ended September 30, 2020 and 2019, the Company recognized interest income of $4,695 and $15,758, respectively. In 2020, interest income decreased due to the Company having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2020, the Company's cash balances decreased $7,089,504 as a result of distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the nine months ended September 30, 2019, the Company's cash balances increased $4,507,315 as a result of cash generated from the sale of property, which was partially offset by cash paid for a tenant improvement allowance, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $714,126 in 2019 to $231,917 in 2020 as a result of a decrease in total rental and interest income in 2020, which was partially offset by a decrease in LLC administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2020, the Company generated cash flow from the sale of real estate of $823,558. During the nine months ended September 30, 2019, the Company generated cash flow from the sale of real estate of $4,625,784. During the same period, the Company expended $30,000 to invest in real properties.

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

In October 2020, the Company entered into an agreement to sell its 45% interest in the Fresenius Medical Center in Shreveport, Louisiana to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $1,200,600, which will result in a net gain of approximately $555,700. At September 30, 2020, the property was classified as Real Estate Held for Sale with a carrying value of $644,885.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2020 and 2019, the Company declared distributions of $490,565 and $732,771, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $480,697 and $712,202 and the Managing Members received distributions of $9,868 and $20,569 for the periods, respectively. In December 2019, the Company declared a special distribution of net sale proceeds of $7,575,758 which was paid in the first week of January 2020 and resulted in higher distributions declared in 2019 and a higher distributions payable at December 31, 2019.

As part of the distributions discussed above, the Company distributed net sale proceeds of $242,424 and $70,707 in 2020 and 2019, respectively. The Limited Members received distributions of $240,000 and $70,000 and the Managing Members received distributions of $2,424 and $707 for the periods, respectively. The Limited Members’ distributions represented $10.25 and $2.99 per Unit for the periods, respectively.

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

For the nine months ended September 30, 2020, the Company did not repurchase any Units from the Limited Members. For the nine months ended September 30, 2019, the Company repurchased a total of 12.00 Units for $6,714 from two Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $208 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1
Certification of President of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of President and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2020	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)