Form 10-K
period 2020-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2021-03-30
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2020

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2020, there were 23,423.434 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,423,434.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1. BUSINESS.

AEI Income & Growth Fund 24 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on November 21, 2000. The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”), as the Managing Member, Robert P. Johnson, the Chief Executive Officer and sole director of AFM, as the Special Managing Member until his withdrawal date effective March 31, 2020, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 18, 2001. The Company commenced operations on October 31, 2001 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 17, 2003 when the extended offering period ended. The Company received subscriptions for 24,831.283 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $24,831,283 and $1,000, respectively.

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

Property Activity During the Last Three Years

As of December 31, 2017, the Company owned interests in ten properties with a total cost of $18,355,890. During the years ended December 31, 2019 and 2020, the Company sold six property interests and received net sale proceeds of $8,084,230 and $2,022,426, which resulted in net gains of $2,487,637 and $805,499, respectively. As of December 31, 2020, the Company owned interests in four properties with a total cost of $5,163,041.

Major Tenants

During 2020, four tenants each contributed more than ten percent of the Company's total rental income. The major tenants in aggregate contributed 99% of total rental income in 2020. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2021 with the following exception. The tenant of the Fresenius Medical Center will not continue to be a major tenant as the property was sold in 2020. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a longterm lease, there is little competition until the Company decides to sell the property. At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Company's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2020.

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with one to six five-year renewal options subject to the same terms and conditions as the primary term. The lease for the Best Buy store was extended to end on March 31, 2024.

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

At December 31, 2020, all properties listed above were 100% occupied. The only exception is the Advance Auto Parts store that became vacant in August 2019.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2020, there were 683 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $13,151 and $101,565 were declared to the Managing Members and $640,695 and $8,448,901 were declared to the Limited Members for 2020 and 2019, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $320,000 and $7,670,000 in 2020 and 2019, respectively.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2020, the Company did not purchase any Units.

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

At December 31, 2020, the estimated value of the Company’s Units was $302 per Unit. The Managing Member is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing Member relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

  Opinions of value from real estate brokerage firms
  Appraisal reports from independent commercial property appraisers
  Industry market reports from real estate brokerage and appraisal firms
  Market values from comparable properties listed for sale or recently sold
  Interviews with real estate brokers and tenants
  Tenant financial reports and other credit information, where available

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2020 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Properties	$4,255,000	$7,474,000
Cash	3,138,000	8,253,000
Current liabilities	(249,000)	(376,000)
Value attributable to the interest of the Managing Members	(71,000)	(154,000)
Value attributable to the interest of the Limited Members	$7,073,000	$15,197,000
LLC Units outstanding	23,423	23,423

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

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost. The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases. The allocation of the purchase price is based upon the relative fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

The determination of the relative fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

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

Factors Which May Influence Results of Operations

The Company is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted. See Note 8 on COVID-19 effect on our operations. The impact of COVID-19 on our future results could still be significant and will largely depend on continuing developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

For the years ended December 31, 2020 and 2019, the Company recognized rental income of $417,644 and $971,865, respectively. In 2020, rental income decreased due to the sale of six properties and the lease terms ending for the Advance Auto store as discussed below. The decreases were partially offset by one month free rent in 2019 for the Best Buy store in Lake Geneva, Wisconsin as discussed below. Based on the scheduled rent for the properties owned as of February 28, 2021, the Company expects to recognize rental income of approximately $326,000 in 2021.

For the years ended December 31, 2020 and 2019, the Company incurred LLC administration expenses from affiliated parties of $65,950 and $109,001, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $59,183 and $112,042, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2019, when compared to 2020, mainly due to expenses related to the Dick’s Sporting Goods store and a parking lot repair at one property.

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

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired. As a result, in the second quarter of 2019, a charge to operations for real estate impairment of $300,247 was recognized, which was the difference between the carrying value at June 30, 2019 of $446,497 and the estimated fair value of $146,250. Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company recognized an additional real estate impairment of $64,128 to decrease the carrying value to the estimated fair value of $67,500. The charges were recorded against the cost of the land and building.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2020 and 2019, the Company recognized interest income of $5,177 and $32,210, respectively. In 2020, interest income decreased due to the Company having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

Liquidity and Capital Resources

During the year ended December 31, 2020, the Company's cash balances decreased $5,976,761 as a result of distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the year ended December 31, 2019, the Company's cash balances increased $7,805,604 as a result of cash generated from the sale of property, which was partially offset by cash paid for a tenant improvement allowance, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $810,951 in 2019 to $309,073 in 2020 as a result of a decrease in total rental and interest income in 2020, which was partially offset by a decrease in LLC administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2020, the Company generated cash flow from the sale of real estate of $2,022,426. During the year ended December 31, 2019, the Company generated cash flow from the sale of real estate of $8,084,230. During the same period, the Company expended $30,000 to invest in real properties.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In October 2020, the Company entered into an agreement to sell its 45% interest in the Fresenius Medical Center in Shreveport, Louisiana to an unrelated third party. On December 18, 2020, the sale closed with the Company receiving net proceeds of $1,198,868, which resulted in a net gain of $553,983. At the time of sale, the cost and related accumulated depreciation was $1,151,666 and $506,781, respectively.

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

For the years ended December 31, 2020 and 2019, the Company declared distributions of $653,846 and $8,550,466, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $640,695 and $8,448,901 and the Managing Members received distributions of $13,151 and $101,565 for the years, respectively. In December 2019, the Company declared a special distribution of net sale proceeds of $7,575,758 which was paid in the first week of January 2020 and resulted in higher distributions declared in 2019 and a higher distributions payable at December 31, 2019.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $323,232 and $7,747,475 in 2020 and 2019, respectively. The Limited Members received distributions of $320,000 and $7,670,000 and the Managing Members received distributions of $3,232 and $77,475 for the years, respectively. The Limited Members’ distributions represented $13.68 and $327.45 per Unit for the years, respectively.

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

During 2020, the Company did not repurchase any Units from the Limited Members. During 2019, the Company repurchased a total of 37.00 Units for $20,001 from four Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, the Company repurchased a total of 1,370.85 Units for $896,531 from 62 Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $618 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 24 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17 – 18

Balance Sheets as of December 31, 2020 and 2019	19

Statements for the Years Ended December 31, 2020 and 2019:

Operations	20

Cash Flows	21

Changes in Members’ Equity	22

Notes to Financial Statements	23 – 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) as of December 31, 2020 and 2019, and the related statements of operations, changes in members' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Real Estate Investments

Description of the Matter

As described in Note 2 to the financial statements, the Company tests investments in real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. Management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its carrying value. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to future rental rates, occupancy levels, costs to obtain a tenant, holding expenses while vacant, and estimated sale proceeds. If the expected future cash flows is less than the carrying value of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Fair value is determined based on independent appraisals, selling prices of comparable properties, sale agreements under negotiation, and/or final selling prices.

We identified the impairment of real estate investments as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate investments. Given these factors, the related audit effort in evaluating management’s assumptions in determining the recoverability of real estate assets was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to real estate recoverability analysis included the following, among others:

  We obtained an understanding and evaluated the design of controls over management’s evaluation of recoverability of real estate property assets, including key inputs utilized in estimating the undiscounted future cash flows.

  We evaluated the undiscounted cash flow analysis, including estimates of timing of tenant move-ins, future rental income and estimated sale proceeds, for each real estate asset with possible impairment indicators by evaluating the source information and assumptions used by management and the testing of mathematical accuracy.

  We made inquiries of management regarding the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the cash flow assumptions for the properties.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2000

Minneapolis, Minnesota
March 30, 2021

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2020	2019
Current Assets:
Cash	$2,991,221	$8,967,982

Real Estate Investments:
Land	1,090,724	1,188,885
Buildings	3,425,383	4,543,016
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Held for Investment, at cost	5,163,041	6,378,835
Accumulated Depreciation and Amortization	(2,177,423)	(2,462,807)
Real Estate Held for Investment, Net	2,985,618	3,916,028
Real Estate Held for Sale	0	572,042
Total Real Estate Investments	2,985,618	4,488,070
Total Assets	$5,976,839	$13,456,052

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$78,778	$92,901
Distributions Payable	163,281	7,817,695
Total Current Liabilities	242,059	7,910,596

Members’ Equity:
Managing Members	20,069	22,752
Limited Members – 50,000 Units authorized; 23,423 Units issued and outstanding as of December 31, 2020 and 2019, respectively	5,714,711	5,522,704
Total Members’ Equity	5,734,780	5,545,456
Total Liabilities and Members’ Equity	$5,976,839	$13,456,052

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2020	2019

Rental Income	$417,644	$971,865

Expenses:
LLC Administration – Affiliates	65,950	109,001
LLC Administration and Property Management – Unrelated Parties	59,183	112,042
Depreciation and Amortization	195,889	412,776
Real Estate Impairment	64,128	1,480,670
Total Expenses	385,150	2,114,489

Operating Income (Loss)	32,494	(1,142,624)

Other Income:
Gain on Sale of Real Estate	805,499	2,487,637
Interest Income	5,177	32,210
Total Other Income	810,676	2,519,847

Net Income	$843,170	$1,377,223

Net Income Allocated:
Managing Members	$10,468	$231,464
Limited Members	832,702	1,145,759
Total	$843,170	$1,377,223

Net Income per LLC Unit	$35.55	$48.87

Weighted Average Units Outstanding – Basic and Diluted	23,423	23,445

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2020	2019

Cash Flows from Operating Activities:
Net Income	$843,170	$1,377,223

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	221,397	455,712
Real Estate Impairment	64,128	1,480,670
Gain on Sale of Real Estate	(805,499)	(2,487,637)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(14,123)	(5,397)
Increase (Decrease) in Unearned Rent	0	(9,620)
Total Adjustments	(534,097)	(566,272)
Net Cash Provided By (Used For) Operating Activities	309,073	810,951

Cash Flows from Investing Activities:
Investments in Real Estate	0	(30,000)
Proceeds from Sale of Real Estate	2,022,426	8,084,230
Net Cash Provided By (Used For) Investing Activities	2,022,426	8,054,230

Cash Flows from Financing Activities:
Distributions Paid to Members	(8,308,260)	(1,038,958)
Repurchase of LLC Units	0	(20,619)
Net Cash Provided By (Used For) Financing Activities	(8,308,260)	(1,059,577)

Net Increase (Decrease) in Cash	(5,976,761)	7,805,604

Cash, beginning of year	8,967,982	1,162,378

Cash, end of year	$2,991,221	$8,967,982

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2018	$(106,529)	$12,845,847	$12,739,318	23,460.43

Distributions Declared	(101,565)	(8,448,901)	(8,550,466)

Repurchase of LLC Units	(618)	(20,001)	(20,619)	(37.00)

Net Income	231,464	1,145,759	1,377,223

Balance, December 31, 2019	22,752	$5,522,704	$5,545,456	23,423.43

Distributions Declared	(13,151)	(640,695)	(653,846)

Net Income	10,468	832,702	843,170

Balance, December 31, 2020	$20,069	$5,714,711	$5,734,780	23,423.43

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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
DECEMBER 31, 2020 AND 2019

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
DECEMBER 31, 2020 AND 2019

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

Rent Receivables

Credit terms are extended to tenants in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Rent receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Receivables considered uncollectible are written off.

Income Taxes

The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure. The Company is no longer subject to U.S. federal income tax examinations for tax years before 2017, and with few exceptions, is no longer subject to state tax examinations for tax years before 2017.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(2)  Summary of Significant Accounting Policies – (Continued)

Revenue Recognition

The Company's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental income according to the terms of the individual leases. For deferred rents due to COVID-19, the Company recognizes the deferred rent related to the month it applies and records a rental receivable. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

Real Estate Investments

Upon acquisition of real properties, the Company records them in the financial statements at cost. The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases. The allocation of the purchase price is based upon the relative fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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
DECEMBER 31, 2020 AND 2019

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
DECEMBER 31, 2020 AND 2019

(2)  Summary of Significant Accounting Policies – (Continued)

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2020 and 2019.

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

At December 31, 2020 and 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2020 and 2019.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(2)  Summary of Significant Accounting Policies – (Continued)

The Advance Auto store in Middletown, Ohio with a carrying amount of $446,497 at June 30, 2019, was written down to its estimated fair value of $146,250 after completing our long-lived asset valuation analysis. The resulting impairment charge of $300,247 was included in earnings for the second quarter of 2019. The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy. At December 31, 2020, the property was written down to its estimated fair value of $67,500 after completing our long-lived asset valuation analysis. The resulting impairment charge of $64,128 was included in earnings for the fourth quarter of 2020. The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented. Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2020 and 2019.

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

Recently Adopted Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (FASB) issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under current lease guidance. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance.

During the year ended December 31, 2020, the Company did not provide lease concessions to tenants in response to the impact of COVID-19, in the form of rent deferrals. The Company has made an election to account for such potential lease concessions consistent with how those concessions would be accounted for under lease guidance if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

The Company owned a 50% interest in a Tractor Supply Company store. AEI Income & Growth Fund XXII Limited Partnership owned a 50% interest in this property until the property was sold to an unrelated third party in 2019. The Company owned a 35% interest in a Dick’s Sporting Goods store. AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 25 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company, owned the remaining 65% interest in this property until the property was sold to an unrelated third party in 2019. The Company owned a 27% interest in a PetSmart store. AEI Income & Growth Fund 25 LLC owned a 73% interest prior to purchasing the Fund 24’s 27% interest in 2020. The Company owned a 45% interest in a Fresenius Medical Center. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company, owned a 55% interest in this property until the property was sold to an unrelated third party in 2020.

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2020	2019

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$65,950	$109,001

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$59,183	$112,042

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$9,649	$45,572

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(4) Real Estate Investments –

The Company leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with one to six five-year renewal options subject to the same terms and conditions as the primary term. The lease for the Best Buy store was extended to end on March 31, 2024.

The Company's properties are commercial, single-tenant buildings. The Advance Auto Parts store was constructed in 2004 and acquired in 2006. The Best Buy store was constructed and acquired in 2008. The Family Dollar store and the Coliseum Health clinic were constructed and acquired in 2012. There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2020 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Middletown, OH	$15,426	$456,089	$471,515	$404,015
Best Buy, Lake Geneva, WI	345,298	1,738,228	2,083,526	848,828
Family Dollar, McDonough, GA	530,000	779,550	1,309,550	268,955
Coliseum Health, Macon, GA	200,000	451,516	651,516	152,761
	$1,090,724	$3,425,383	$4,516,107	$1,674,559

For the years ended December 31, 2020 and 2019, the Company recognized depreciation expense of $162,285 and $350,278, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2020		2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 27 and 39 months, respectively)	$361,545	$286,651	$361,545	$253,047

Above-Market Lease Intangibles (weighted average life of 33 and 45 months, respectively)	285,389	216,213	285,389	190,705
Acquired Intangible Lease Assets	$646,934	$502,864	$646,934	$443,752

For the years ended December 31, 2020 and 2019, the value of in-place lease intangibles amortized to expense was $33,604 and $62,498 and the decrease to rental income for above-market leases was $25,508 and $42,936, respectively.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(4) Real Estate Investments – (Continued)

For lease intangibles not held for sale at December 31, 2020, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2021	$33,604	$25,508
2022	27,878	23,221
2023	10,720	16,364
2024	2,692	4,083
2025	0	0
	$74,894	$69,176

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(4) Real Estate Investments – (Continued)

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
DECEMBER 31, 2020 AND 2019

(4) Real Estate Investments – (Continued)

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired. As a result, in the second quarter of 2019, a charge to operations for real estate impairment of $300,247 was recognized, which was the difference between the carrying value at June 30, 2019 of $446,497 and the estimated fair value of $146,250. Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company recognized an additional real estate impairment of $64,128 to decrease the carrying value to the estimated fair value of $67,500. The charges were recorded against the cost of the land and building.

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

In October 2020, the Company entered into an agreement to sell its 45% interest in the Fresenius Medical Center in Shreveport, Louisiana to an unrelated third party. On December 18, 2020, the sale closed with the Company receiving net proceeds of $1,198,868, which resulted in a net gain of $553,983. At the time of sale, the cost and related accumulated depreciation was $1,151,666 and $506,781, respectively.

For properties owned as of December 31, 2020, the minimum future rent payments required by the leases are as follows:
2021	$351,498
2022	319,301
2023	217,790
2024	54,448
2025	0
Thereafter	0
$943,037

There were no contingent rents recognized in 2020 and 2019.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2020	2019

Best Buy Stores, L.P.	Retail	$133,316	$123,915
Family Dollar Stores	Retail	127,024	127,024
Fresenius Medical Care Holdings, Inc.	Medical	88,795	263,497
Macon Healthcare, LLC	Medical	65,650	N/A
Apple American Group	Restaurant	N/A	184,905
Aggregate rental income of major tenants		$414,785	$699,341
Aggregate rental income of major tenants as a percentage of total rental income		99%	72%

(6)  Members’ Equity –

For the years ended December 31, 2020 and 2019, the Company declared distributions of $653,846 and $8,550,466, respectively. The Limited Members received distributions of $640,695 and $8,448,901 and the Managing Members received distributions of $13,151 and $101,565 for the years, respectively. The Limited Members' distributions represented $27.35 and $360.37 per LLC Unit outstanding using 23,423 and 23,445 weighted average Units in 2020 and 2019, respectively. The distributions represented $27.35 and $48.02 per Unit of Net Income and $0 and $312.35 per Unit of return of contributed capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $323,232 and $7,747,475 in 2020 and 2019, respectively. The Limited Members received distributions of $320,000 and $7,670,000 and the Managing Members received distributions of $3,232 and $77,475 for the years, respectively. The Limited Members’ distributions represented $13.68 and $327.45 per Unit for the years, respectively.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(6)  Members’ Equity – (Continued)

During 2020, the Company did not repurchase any Units from the Limited Members. During 2019, the Company repurchased a total of 37.00 Units for $20,001 from four Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $618 in 2019.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2020	2019

Net Income for Financial Reporting Purposes	$843,170	$1,377,223

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	66,626	119,941

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	0	(9,620)

Real Estate Impairment Loss Not Recognized for Tax Purposes	64,128	1,480,670

Gain / Loss on Sale of Real Estate for Tax Purposes Compared to Gain for Financial Reporting Purposes	(314,728)	(3,235,269)

Taxable Income (Loss) to Members	$659,196	$(267,055)

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(7)  Income Taxes – (Continued)

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2020	2019

Members’ Equity for Financial Reporting Purposes	$5,734,780	$5,545,456

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,203,109	1,387,083

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	0	0

Syndication Costs Treated as Reduction of Capital for Financial Reporting Purposes	3,659,328	3,659,328
Members’ Equity for Tax Reporting Purposes	$10,597,217	$10,591,867

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has not received modification rent requests from any tenant of the four properties owned by the Company. All rent has been paid in full by each tenant.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business. The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer and sole director of AFM, the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and Marni J. Nygard, President of AFM, and is accountable for his actions to both. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson and Ms. Nygard any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 76, is Chief Executive Officer and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2021. He was President of AFM from August 1994 to July 2019. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eight limited partnerships.

Marni J. Nygard, Esq., age 46, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2021. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Patrick W. Keene, CPA (inactive), age 61, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI. Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager. Mr. Keene was responsible for all accounting functions of AFM and the registrant.

Keith E. Petersen, CPA (inactive), age 46, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. He has been elected to continue in these positions until December 2021. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Since Mr. Johnson serves as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson’s wife. Mrs. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

Before the independent auditors are engaged, Mrs. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2020. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2020 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2021:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2020 and 2019.

Neither the registrant, nor the Managing Member of the registrant, has a board of directors consisting of any members who are “independent.”  The sole director of the Managing Member, Robert P. Johnson, is the Chief Executive Officer, and indirectly the principal owner, of the Managing Member. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the Managing Members, except as performed in connection with the audit of its financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2020, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2020.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (November 21, 2000) To December 31, 2020

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$2,482,128

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,200,499

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$459,302

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,597,989

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$723,914

Managing Members	3% of Net Cash Flow in any fiscal year.	$661,465

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$110,891

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2020 and 2019:

Fee Category	2020	2019

Audit Fees	$20,630	$19,950
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$20,630	$19,950

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

Policy for Preapproval of Audit and Permissible Non-Audit Services

Before the Independent Registered Public Accounting Firm is engaged by the Company to render audit or non-audit services, the engagement is approved by Mrs. Johnson acting as the Company’s audit committee.

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

AEI INCOME & GROWTH FUND 24
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 30, 2021	By:	/s/ MARNI J NYGARD
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	President	March 30, 2021
Marni J. Nygard	(Principal Executive Officer)

/s/ MARNI J NYGARD	Chief Financial Officer and Treasurer	March 30, 2021
Keith E. Petersen	(Principal Accounting Officer)