Form 10-Q
period 2021-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2021-05-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2021 and December 31, 2020	3

	Statements for the Periods ended March 31, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$2,910,214	$2,991,221

Real Estate Investments:
Land	1,090,724	1,090,724
Buildings	3,425,383	3,425,383
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Held for Investment, at cost	5,163,041	5,163,041
Accumulated Depreciation and Amortization	(2,223,144)	(2,177,423)
Real Estate Held for Investment, Net	2,939,897	2,985,618
Total Assets	$5,850,111	$5,976,839

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$98,672	$78,778
Distributions Payable	1,092,575	163,281
Unearned Rent	6,834	0
Total Current Liabilities	1,198,081	242,059

Members’ Equity:
Managing Members	7,789	20,069
Limited Members – 50,000 Units authorized; 23,423 Units issued and outstanding as of 3/31/2021 and 12/31/2020	4,644,241	5,714,711
Total Members’ Equity	4,652,030	5,734,780
Total Liabilities and Members’ Equity	$5,850,111	$5,976,839

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2021		2020

Rental Income		$81,497	$107,423

Expenses:
LLC Administration – Affiliates		16,075	22,641
LLC Administration and Property Management – Unrelated Parties		16,959	21,599
Depreciation and Amortization		39,344	51,786
Total Expenses		72,378	96,026

Operating Income		9,119	11,397

Other Income:
Gain on Sale of Real Estate		0	251,516
Interest Income		706	3,743
Total Other Income		706	255,259

Net Income		$9,825	$266,656

Net Income Allocated:
Managing Members		$295	$2,969
Limited Members		9,530	263,687
Total		$9,825	$266,656

Net Income per LLC Unit	$.	41	$11.26

Weighted Average Units Outstanding – Basic and Diluted		23,423	23,423

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2021	2020
Cash Flows from Operating Activities:
Net Income	$9,825	$266,656

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	45,721	58,163
Gain on Sale of Real Estate	0	(251,516)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	19,894	9,053
Increase (Decrease) in Unearned Rent	6,834	6,834
Total Adjustments	72,449	(177,466)
Net Cash Provided By (Used For) Operating Activities	82,274	89,190

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	823,558

Cash Flows from Financing Activities:
Distributions Paid to Members	(163,281)	(7,817,695)

Net Increase (Decrease) in Cash	(81,007)	(6,904,947)

Cash, beginning of period	2,991,221	8,967,982

Cash, end of period	$2,910,214	$2,063,035

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2019	$22,752	$5,522,704	$5,545,456	23,423.43

Distributions Declared	(3,304)	(160,699)	(164,003)

Net Income	2,969	263,687	266,656

Balance, March 31, 2020	$22,417	$5,625,692	$5,648,109	23,423.43

Balance, December 31, 2020	$20,069	$5,714,711	$5,734,780	23,423.43

Distributions Declared	(12,575)	(1,080,000)	(1,092,575)

Net Income	295	9,530	9,825

Balance, March 31, 2021	$7,789	$4,644,241	$4,652,030	23,423.43

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Issued Accounting Pronouncements –

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

(4)  Real Estate Investments –

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

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired. Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company recognized a real estate impairment of $64,128 to decrease the carrying value to the estimated fair value of $67,500. The charge was recorded against the cost of the land and building.

In April 2021, the Company entered into an agreement to sell its 45% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $81,000, which will result in a net gain of approximately $15,600.

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

(6)  Members’ Equity –

For the three months ended March 31, 2021 and 2020, the Company declared distributions of $1,092,575 and $164,003, respectively. The Limited Members received distributions of $1,080,000 and $160,699 and the Managing Members received distributions of $12,575 and $3,304 for the periods, respectively. The Limited Members' distributions represented $46.11 and $6.86 per LLC Unit outstanding using 23,423 weighted average Units for both periods. The distributions represented $0.41 and $6.86 per Unit of Net Income and $45.70 and $0.00 per Unit of return of contributed capital in 2021 and 2020, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $1,010,101 and $80,808 in 2021 and 2020, respectively. The Limited Members received distributions of $1,000,000 and $80,000 and the Managing Members received distributions of $10,101 and $808 for the periods, respectively. The Limited Members’ distributions represented $42.69 and $3.42 per Unit for the periods, respectively.

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

At March 31, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2020.

At December 31, 2020, the Advance Auto store in Middletown, Ohio was written down to its estimated fair value of $67,500 after completing our long-lived asset valuation analysis. The resulting impairment charge of $64,128 was included in earnings for the fourth quarter of 2020. The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID19 presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has not received modification rent requests from any tenant of the four properties owned by the Company. All rent has been paid in full by each tenant.

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

Results of Operations

For the three months ended March 31, 2021 and 2020, the Company recognized rental income of $81,497 and $107,423, respectively. In 2021, rental income decreased due to the sale of two properties in 2020. Based on the scheduled rent for the properties owned as of April 30, 2021, the Company expects to recognize rental income of approximately $326,000 in 2021.

For the three months ended March 31, 2021 and 2020, the Company incurred LLC administration expenses from affiliated parties of $16,075 and $22,641, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $16,959 and $21,599, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired. Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company recognized a real estate impairment of $64,128 to decrease the carrying value to the estimated fair value of $67,500. The charge was recorded against the cost of the land and building.

For the three months ended March 31, 2021 and 2020, the Company recognized interest income of $706 and $3,743, respectively. In 2021, interest income decreased due to the Company having more money invested in a money market account due to property sales and higher money market interest rates in 2020.

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

Liquidity and Capital Resources

During the three months ended March 31, 2021, the Company's cash balances decreased $81,007 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2020, the Company's cash balances decreased $6,904,947 as a result of distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $89,190 in 2020 to $82,274 in 2021 as a result of a decrease in total rental and interest income in 2021, which was partially offset by a decrease in LLC administration and property management expenses in 2021 and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

In April 2021, the Company entered into an agreement to sell its 45% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $81,000, which will result in a net gain of approximately $15,600.

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

For the three months ended March 31, 2021 and 2020, the Company declared distributions of $1,092,575 and $164,003, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,080,000 and $160,699 and the Managing Members received distributions of $12,575 and $3,304 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $1,010,101 and $80,808 in 2021 and 2020, respectively. The Limited Members received distributions of $1,000,000 and $80,000 and the Managing Members received distributions of $10,101 and $808 for the periods, respectively. The Limited Members’ distributions represented $42.69 and $3.42 per Unit for the periods, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2021 and 2020, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2021	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)