Form 10-Q
period 2021-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2021-08-11
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2021

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

As of June 30, 2021, there were 23,407.44 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2021 and December 31, 2020	3

	Statements for the Periods ended June 30, 2021 and 2020:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$1,956,368	$2,991,221

Real Estate Investments:
Land	1,075,298	1,090,724
Buildings	2,969,294	3,425,383
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Held for Investment, at cost	4,691,526	5,163,041
Accumulated Depreciation and Amortization	(1,862,350)	(2,177,423)
Real Estate Held for Investment, Net	2,829,176	2,985,618
Total Assets	$4,785,544	$5,976,839

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$98,203	$78,778
Distributions Payable	150,654	163,281
Unearned Rent	6,835	0
Total Current Liabilities	255,692	242,059

Members’ Equity:
Managing Members	5,182	20,069
Limited Members – 50,000 Units authorized; 23,407.44 and 23,423.43 Units issued and outstanding as of 6/30/2021 and 12/31/2020	4,524,670	5,714,711
Total Members’ Equity	4,529,852	5,734,780
Total Liabilities and Members’ Equity	$4,785,544	$5,976,839

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Rental Income	$81,498	$104,564	$162,995	$211,987

Expenses:
LLC Administration – Affiliates	15,448	10,138	31,523	32,779
LLC Administration and Property Management – Unrelated Parties	11,520	16,285	28,479	37,884
Depreciation and Amortization	38,511	51,786	77,855	103,572
Total Expenses	65,479	78,209	137,857	174,235

Operating Income	16,019	26,355	25,138	37,752

Other Income:
Gain on Sale of Real Estate	15,221	0	15,221	251,516
Interest Income	458	483	1,164	4,226
Total Other Income	15,679	483	16,385	255,742

Net Income	$31,698	$26,838	$41,523	$293,494

Net Income Allocated:
Managing Members	$646	$805	$941	$3,774
Limited Members	31,052	26,033	40,582	289,720
Total	$31,698	$26,838	$41,523	$293,494

Net Income per LLC Unit	$1.33	$1.11	$1.73	$12.37

Weighted Average Units Outstanding – Basic and Diluted	23,407	23,423	23,415	23,423

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2021	2020
Cash Flows from Operating Activities:
Net Income	$41,523	$293,494

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	90,609	116,326
Gain on Sale of Real Estate	(15,221)	(251,516)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	19,425	10,923
Increase (Decrease) in Unearned Rent	6,835	6,835
Total Adjustments	101,648	(117,432)
Net Cash Provided By (Used For) Operating Activities	143,171	176,062

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	81,054	823,558

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,255,856)	(7,981,698)
Repurchase of LLC Units	(3,222)	0
Net Cash Provided By (Used For) Financing Activities	(1,259,078)	(7,981,698)

Net Increase (Decrease) in Cash	(1,034,853)	(6,982,078)

Cash, beginning of period	2,991,221	8,967,982

Cash, end of period	$1,956,368	$1,985,904

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2019	$22,752	$5,522,704	$5,545,456	23,423.43

Distributions Declared	(3,304)	(160,699)	(164,003)

Net Income	2,969	263,687	266,656

Balance, March 31, 2020	22,417	5,625,692	5,648,109	23,423.43

Distributions Declared	(3,282)	(159,999)	(163,281)

Net Income	805	26,033	26,838

Balance, June 30, 2020	$19,940	$5,491,726	$5,511,666	23,423.43

Balance, December 31, 2020	$20,069	$5,714,711	$5,734,780	23,423.43

Distributions Declared	(12,575)	(1,080,000)	(1,092,575)

Net Income	295	9,530	9,825

Balance, March 31, 2021	7,789	4,644,241	4,652,030	23,423.43

Distributions Declared	(3,156)	(147,498)	(150,654)

Repurchase of LLC Units	(97)	(3,125)	(3,222)	(15.99)

Net Income	646	31,052	31,698

Balance, June 30, 2021	$5,182	$4,524,670	$4,529,852	23,407.44

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021
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

(2)  Organization –

AEI Income & Growth Fund 24 LLC (“Company”), a Limited Liability Company, was formed on November 21, 2000 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Estate of Robert Johnson and Patricia Johnson, the wife of the deceased, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

(4)  Real Estate Investments –

The Company owned a 45% interest in an Advance Auto Parts store in Middletown, Ohio. The remaining interest in the property was owned by an affiliate of the Company. On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 45% share of real estate taxes and other costs associated with maintaining the property. The owners listed the property for sale or lease with a real estate broker in the Middletown area. The annual rent from this property represented approximately 6% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow. However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired. Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company recognized a real estate impairment of $64,128 to decrease the carrying value to the estimated fair value of $67,500. The charge was recorded against the cost of the land and building.

In April 2021, the Company entered into an agreement to sell its 45% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. On June 29, 2021, the sale closed with the Company receiving net proceeds of $81,054, which resulted in a gain of $15,221. At the time of the sale, the cost and related accumulated depreciation and amortization was $471,515 and $405,682.

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

(6)  Members’ Equity –

For the six months ended June 30, 2021 and 2020, the Company declared distributions of $1,243,229 and $327,284, respectively. The Limited Members received distributions of $1,227,498 and $320,698 and the Managing Members received distributions of $15,731 and $6,586 for the periods, respectively. The Limited Members' distributions represented $52.42 and $13.69 per LLC Unit outstanding using 23,415 and 23,423 weighted average Units in 2021 and 2020, respectively. The distributions represented $1.60 and $12.37 per Unit of Net Income and $50.82 and $1.32 per Unit of return of contributed capital in 2021 and 2020, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $1,078,283 and $161,616 in 2021 and 2020, respectively. The Limited Members received distributions of $1,067,500 and $160,000 and the Managing Members received distributions of $10,783 and $1,616 for the periods, respectively. The Limited Members’ distributions represented $45.57 and $6.84 per Unit for the periods, respectively.

On April 1, 2021, the Company repurchased a total of 15.99 Units for $3,125 from two Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. On April 1, 2020, the Company did not repurchase any Units from the Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $97 in 2021.

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

At June 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2020.

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

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID19 presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has not received modification rent requests from any tenant of the three properties owned by the Company. All rent has been paid in full by each tenant.

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

Results of Operations

For the six months ended June 30, 2021 and 2020, the Company recognized rental income of $162,995 and $211,987, respectively. In 2021, rental income decreased due to the sale of two properties in 2020. Based on the scheduled rent for the properties owned as of July 31, 2021, the Company expects to recognize rental income of approximately $326,000 in 2021.

For the six months ended June 30, 2021 and 2020, the Company incurred LLC administration expenses from affiliated parties of $31,523 and $32,779, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $28,479 and $37,884, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owned a 45% interest in an Advance Auto Parts store in Middletown, Ohio. The remaining interest in the property was owned by an affiliate of the Company. On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners. While the property was vacant, the Company was responsible for its 45% share of real estate taxes and other costs associated with maintaining the property. The owners listed the property for sale or lease with a real estate broker in the Middletown area. The annual rent from this property represented approximately 6% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow. However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired. Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company recognized a real estate impairment of $64,128 to decrease the carrying value to the estimated fair value of $67,500. The charge was recorded against the cost of the land and building.

For the six months ended June 30, 2021 and 2020, the Company recognized interest income of $1,164 and $4,226, respectively. In 2021, interest income decreased due to the Company having more money invested in a money market account due to property sales and higher money market interest rates in 2020.

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

Liquidity and Capital Resources

During the six months ended June 30, 2021, the Company's cash balances decreased $1,034,853 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the six months ended June 30, 2020, the Company's cash balances decreased $6,982,078 as a result of distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $176,062 in 2020 to $143,171 in 2021 as a result of a decrease in total rental and interest income in 2021, which was partially offset by a decrease in LLC administration and property management expenses in 2021 and by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2021 and 2020, the Company generated cash flow from the sale of real estate of $81,054 and $823,558, respectively.

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

In April 2021, the Company entered into an agreement to sell its 45% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. On June 29, 2021, the sale closed with the Company receiving net proceeds of $81,054, which resulted in a gain of $15,221. At the time of the sale, the cost and related accumulated depreciation and amortization was $471,515 and $405,682.

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

For the six months ended June 30, 2021 and 2020, the Company declared distributions of $1,243,229 and $327,284, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,227,498 and $320,698 and the Managing Members received distributions of $15,731 and $6,586 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $1,078,283 and $161,616 in 2021 and 2020, respectively. The Limited Members received distributions of $1,067,500 and $160,000 and the Managing Members received distributions of $10,783 and $1,616 for the periods, respectively. The Limited Members’ distributions represented $45.57 and $6.84 per Unit for the periods, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

On April 1, 2021, the Company repurchased a total of 15.99 Units for $3,125 from two Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. On April 1, 2020, the Company did not repurchase any Units from the Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $97 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/21 to 4/30/21	15.99	$195.43	1,423.84 (1)	(2)

5/1/21 to 5/31/21	--	--	--	--

6/1/21 to 6/30/21	--	--	--	--

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

Dated: August 11, 2021	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)