Form 10-Q
period 2021-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2021-11-12
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2021

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

As of September 30, 2021, there were 23,407.44 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2021 and December 31, 2020	3

	Statements for the Periods ended September 30, 2021 and 2020:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$1,869,377	$2,991,221

Real Estate Investments:
Land	1,075,298	1,090,724
Buildings	2,969,294	3,425,383
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Held for Investment, at cost	4,691,526	5,163,041
Accumulated Depreciation and Amortization	(1,906,821)	(2,177,423)
Real Estate Held for Investment, Net	2,784,705	2,985,618
Total Assets	$4,654,082	$5,976,839

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$100,574	$78,778
Distributions Payable	1,160,756	163,281
Total Current Liabilities	1,261,330	242,059

Members’ Equity:
Managing Members	77	20,069
Limited Members – 50,000 Units authorized; 23,407.44 and 23,423.43 Units issued and outstanding as of 9/30/2021 and 12/31/2020	3,392,675	5,714,711
Total Members’ Equity	3,392,752	5,734,780
Total Liabilities and Members’ Equity	$4,654,082	$5,976,839

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Rental Income	$81,497	$104,565	$244,492	$316,552

Expenses:
LLC Administration – Affiliates	13,887	17,147	45,410	49,926
LLC Administration and Property Management – Unrelated Parties	6,322	13,452	34,801	51,336
Depreciation and Amortization	38,094	51,786	115,949	155,358
Total Expenses	58,303	82,385	196,160	256,620

Operating Income	23,194	22,180	48,332	59,932

Other Income:
Gain on Sale of Real Estate	0	0	15,221	251,516
Interest Income	462	469	1,626	4,695
Total Other Income	462	469	16,847	256,211

Net Income	$23,656	$22,649	$65,179	$316,143

Net Income Allocated:
Managing Members	$8,152	$680	$9,093	$4,454
Limited Members	15,504	21,969	56,086	311,689
Total	$23,656	$22,649	$65,179	$316,143

Net Income per LLC Unit	$.66	$.94	$2.40	$13.31

Weighted Average Units Outstanding – Basic and Diluted	23,407	23,423	23,412	23,423

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2021	2020
Cash Flows from Operating Activities:
Net Income	$65,179	$316,143

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	135,080	174,489
Gain on Sale of Real Estate	(15,221)	(251,516)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	21,796	(14,034)
Increase (Decrease) in Unearned Rent		6,835
Total Adjustments	141,655	(84,226)
Net Cash Provided By (Used For) Operating Activities	206,834	231,917

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	81,054	823,558

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,406,510)	(8,144,979)
Repurchase of LLC Units	(3,222)	0
Net Cash Provided By (Used For) Financing Activities	(1,409,732)	(8,144,979)

Net Increase (Decrease) in Cash	(1,121,844)	(7,089,504)

Cash, beginning of period	2,991,221	8,967,982

Cash, end of period	$1,869,377	$1,878,478

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2019	$22,752	$5,522,704	$5,545,456	23,423.43

Distributions Declared	(3,304)	(160,699)	(164,003)
Net Income	2,969	263,687	266,656

Balance, March 31, 2020	22,417	5,625,692	5,648,109	23,423.43

Distributions Declared	(3,282)	(159,999)	(163,281)
Net Income	805	26,033	26,838

Balance, June 30, 2020	19,940	$5,491,726	$5,511,666	23,423.43

Distributions Declared	(3,282)	(159,999)	(163,281)
Net Income	680	21,969	22,649

Balance, September 30, 2020	$17,338	$5,353,696	$5,371,034	23,423.43

Balance, December 31, 2020	$20,069	$5,714,711	$5,734,780	23,423.43

Distributions Declared	(12,575)	(1,080,000)	(1,092,575)
Net Income	295	9,530	9,825

Balance, March 31, 2021	7,789	4,644,241	4,652,030	23,423.43

Distributions Declared	(3,156)	(147,498)	(150,654)
Repurchase of LLC Units	(97)	(3,125)	(3,222)	(15.99)
Net Income	646	31,052	31,698

Balance, June 30, 2021	5,182	4,524,670	4,529,852	23,407.44

Distributions Declared	(13,257)	(1,147,499)	(1,160,756)
Net Income	8,152	15,504	23,656

Balance, September 30, 2021	$77	$3,392,675	$3,392,752	23,407.44

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

(6)  Members’ Equity –

For the nine months ended September 30, 2021 and 2020, the Company declared distributions of $2,403,985 and $490,565, respectively. The Limited Members were allocated distributions of $2,374,997 and $480,697 and the Managing Members were allocated distributions of $28,988 and $9,868 for the periods, respectively. The Limited Members' distributions represented $101.44 and $20.52 per LLC Unit outstanding using 23,412 and 23,423 weighted average Units in 2021 and 2020, respectively. The distributions represented $2.40 and $13.31 per Unit of Net Income and $99.04 and $7.21 per Unit of return of contributed capital in 2021 and 2020, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $2,156,566 and $242,424 in 2021 and 2020, respectively. The Limited Members were allocated distributions of $2,135,000 and $240,000 and the Managing Members were allocated distributions of $21,566 and $2,424 for the periods, respectively. The Limited Members’ distributions represented $91.18 and $10.25 per Unit for the periods, respectively.

For the nine months ended September 30, 2021, the Company repurchased a total of 15.99 Units for $3,125 from two Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. For the nine months ended September 30, 2020, the Company did not repurchase any Units from the Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $97 in 2021.

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

At September 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2020.

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

Results of Operations

For the nine months ended September 30, 2021 and 2020, the Company recognized rental income of $244,492 and $316,552, respectively. In 2021, rental income decreased due to the sale of two properties in 2020 and one in 2021. Based on the scheduled rent for the properties owned as of October 31, 2021, the Company expects to recognize rental income of approximately $326,000 in 2021.

For the nine months ended September 30, 2021 and 2020, the Company incurred LLC administration expenses from affiliated parties of $45,410 and $49,926, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $34,801 and $51,366, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the nine months ended September 30, 2021 and 2020, the Company recognized interest income of $1,626 and $4,695, respectively. In 2021, interest income decreased due to the Company having more money invested in a money market account due to property sales and higher money market interest rates in 2020.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2021, the Company's cash balances decreased $1,121,844 primarily as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of a property. During the nine months ended September 30, 2020, the Company's cash balances decreased $7,089,504 as a result of distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of two properties.

Net cash provided by operating activities decreased from $231,917 in 2020 to $206,834 in 2021 as a result of a decrease in total rental and interest income in 2021, which was partially offset by a decrease in LLC administration and property management expenses in 2021 and by net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2021 and 2020, the Company generated cash flow from the sale of real estate of $81,054 and $823,558, respectively.

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

For the nine months ended September 30, 2021 and 2020, the Company declared distributions of $2,403,985 and $490,565, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $2,374,997 and $480,697 and the Managing Members were allocated distributions of $28,988 and $9,868 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $2,156,566 and $242,424 in 2021 and 2020, respectively. The Limited Members received distributions of $2,135,000 and $240,000 and the Managing Members received distributions of $21,566 and $2,424 for the periods, respectively. The Limited Members’ distributions represented $91.18 and $10.25 per Unit for the periods, respectively.

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

For the nine months ended September 30, 2021, the Company repurchased a total of 15.99 Units for $3,125 from two Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. For the nine months ended September 30, 2020, the Company did not repurchase any Units from the Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $97 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 10, 2021	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)