Form 10-K
period 2021-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2022-03-31
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2021

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
☐ Yes    ☒ No

As of June 30, 2021, there were 23,407.447 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,407,447.

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

Property Activity During the Last Three Years

As of December 31, 2018, the Company owned interests in ten properties with a total cost of $18,355,890. During the years ended December 31, 2019, 2020 and 2021, the Company sold seven property interests and received net sale proceeds of $8,084,230, $2,022,426 and $81,054, which resulted in net gains of $2,487,637, $805,499 and $15,221, respectively. As of December 31, 2021, the Company owned interests in three properties with a total cost of $4,691,526.

Major Tenants

During 2021, three tenants each contributed more than ten percent of the Company's total rental income. The major tenants in aggregate contributed 100% of total rental income in 2021. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2022. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

Competition

The Company is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company. At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

Employees

The Company has no direct employees. Management services are performed for the Company by AEI Fund Management, Inc. (Management Company), an affiliate of AFM. For the past two fiscal years, despite the COVID-19 pandemic, the Management Company has not made any reductions to employee compensation plans or employee benefit plans. The Management Company has increased the number of employees from 36 on December 31, 2020 to 39 at December 31, 2021 to support AFM’s business operations.

ITEM 1. BUSINESS. (Continued)

The Management Company believes the people who work for the company are its most important resources and are critical to its continued success. The Management Company focuses significant attention toward attracting and retaining talented and experienced individuals to manage and support its operations. The Management Company’s people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of the Management Company’s employees must adhere to a code of conduct that is outlined in AEI’s employee handbook which sets standards for appropriate behavior which includes preventing, identifying, reporting and stopping any type of discrimination.

Compensation and Benefits

The Management Company believes its compensation package and benefits are competitive with others in its industry. In addition to base pay, all eligible employees participate in the Management Company bonus program. The Management Company also offers employees a broad range of benefits, including medical, dental and ancillary health benefits and paid parental leave.

Workplace Safety and Wellness

The safety and well-being of the Management Company’s employees is its priority. During the COVID-19 pandemic, the Management Company implemented a COVID-19 Preparedness Plan which included safety protocols to assist in mitigating the risk of exposure to its employees and visitors. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of the Management Company’s operational functions during this time have required modification, including most of its employees working remotely. The Management Company’s experienced teams of people adapted to the changes in the work environment and have managed business successfully during this challenging time.

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

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2021.

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

At December 31, 2021, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2021, there were 701 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $30,779 and $13,151 were declared to the Managing Members and $2,510,997 and $640,695 were declared to the Limited Members for 2021 and 2020, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $2,251,000 and $320,000 in 2021 and 2020, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/21 to 10/31/21	5.00	$148.58	1,428.84(1)	(2)

11/1/21 to 11/30/21	--	--	--	--

12/1/21 to 12/31/21	--	--	--	--

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

At December 31, 2021, the estimated value of the Company’s Units was $214 per Unit. The Managing Member is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing Member relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

●
Opinions of value from real estate brokerage firms
●
Appraisal reports from independent commercial property appraisers
●
Industry market reports from real estate brokerage and appraisal firms
●
Market values from comparable properties listed for sale or recently sold
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value as of September 30, 2021. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2021 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Properties	$4,459,000	$4,255,000
Cash	1,869,000	3,138,000
Current liabilities	(1,261,000)	(249,000)
Value attributable to the interest of the Managing Members	(51,000)	(71,000)
Value attributable to the interest of the Limited Members	$5,016,000	$7,073,000
LLC Units outstanding	23,402	23,423

ITEM 6. (Reserved)

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

Results of Operations

For the years ended December 31, 2021 and 2020, the Company recognized rental income of $325,990 and $417,644, respectively. In 2021, rental income decreased due to the sale of two properties in 2020 and one in 2021. Based on the scheduled rent for the properties owned as of February 28, 2022, the Company expects to recognize rental income of approximately $296,000 in 2022.

For the years ended December 31, 2021 and 2020, the Company incurred LLC administration expenses from affiliated parties of $58,788 and $65,950, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $43,255 and $59,183, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

The Company owned a 45% interest in an Advance Auto Parts store in Middletown, Ohio. The remaining interest in the property was owned by an affiliate of the Company. On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners. While the property was vacant, the Company was responsible for its 45% share of real estate taxes and other costs associated with maintaining the property. The owners listed the property for sale or lease with a real estate broker in the Middletown area, and the property was sold to a unaffiliated third party on June 29, 2021. The annual rent from this property represented approximately 6% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company determined the Advance Auto store was impaired and recognized a real estate impairment of $64,128 to decrease the carrying value to the estimated fair value of $67,500. The charge was recorded against the cost of the land and building.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2021 and 2020, the Company recognized interest income of $1,805 and $5,177, respectively. In 2021, interest income decreased due to the Company having less money invested in a money market account due to property sales and higher money market interest rates in 2020.

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

Liquidity and Capital Resources

During the year ended December 31, 2021, the Company's cash balances decreased $2,255,752 primarily as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of a property. During the year ended December 31, 2020, the Company's cash balances decreased $5,976,761 as a result of distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $309,073 in 2020 to $234,433 in 2021 as a result of a decrease in total rental and interest income in 2021 and by net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in LLC administration and property management expenses in 2021.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2021 and 2020, the Company generated cash flow from the sale of real estate of $81,054 and $2,022,426, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In April 2021, the Company entered into an agreement to sell its 45% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. On June 29, 2021, the sale closed with the Company receiving net proceeds of $81,054, which resulted in a gain of $15,221. At the time of the sale, the cost and related accumulated depreciation and amortization was $471,515 and $405,682.

In February 2022, the Company entered into an agreement to sell its 34% interest in the Best Buy store in Lake Geneva, Wisconsin to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net sale proceeds of approximately $1,492,000, which will result in a net gain of approximately $338,000.

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

For the years ended December 31, 2021 and 2020, the Company declared distributions of $2,541,776 and $653,846, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $2,510,997 and $640,695 and the Managing Members received distributions of $30,779 and $13,151 for the years, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $2,273,737 and $323,232 in 2021 and 2020, respectively. The Limited Members received distributions of $2,251,000 and $320,000 and the Managing Members received distributions of $22,737 and $3,232 for the years, respectively. The Limited Members’ distributions represented $96.14 and $13.68 per Unit for the years, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

During 2021, the Company repurchased a total of 20.99 Units for $3,868 from three Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2020, the Company did not repurchase any Units from the Limited Members. In prior years, the Company repurchased a total of 1,407.85 Units for $916,532 from 66 Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $104 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 24 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17 – 18

Balance Sheets as of December 31, 2021 and 2020	19

Statements for the Years Ended December 31, 2021 and 2020:

Operations	20

Cash Flows	21

Changes in Members’ Equity	22

Notes to Financial Statements	23 – 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 24 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 24 LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in members' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  We determined that there were no critical audit matters.

/s/ Boulay PLLP
Boulay PLLP

We have served as the Company's auditor since 2000.
PCAOB ID 542

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2021	2020
Current Assets:
Cash	$735,469	$2,991,221

Real Estate Investments:
Land	1,075,298	1,090,724
Buildings	2,969,294	3,425,383
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Held for Investment, at cost	4,691,526	5,163,041
Accumulated Depreciation and Amortization	(1,951,292)	(2,177,423)
Real Estate Held for Investment, Net	2,740,234	2,985,618
Total Assets	$3,475,703	$5,976,839

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$61,951	$78,778
Distributions Payable	137,790	163,281
Total Current Liabilities	199,741	242,059

Members’ Equity:
Managing Members	66	20,069
Limited Members – 50,000 Units authorized; 23,402 and 23,423 Units issued and outstanding as of December 31, 2021 and 2020, respectively	3,275,896	5,714,711
Total Members’ Equity	3,275,962	5,734,780
Total Liabilities and Members’ Equity	$3,475,703	$5,976,839

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2021	2020

Rental Income	$325,990	$417,644

Expenses:
LLC Administration – Affiliates	58,788	65,950
LLC Administration and Property Management – Unrelated Parties	43,255	59,183
Depreciation and Amortization	154,043	195,889
Real Estate Impairment	0	64,128
Total Expenses	256,086	385,150

Operating Income	69,904	32,494

Other Income:
Gain on Sale of Real Estate	15,221	805,499
Interest Income	1,805	5,177
Total Other Income	17,026	810,676

Net Income	$86,930	$843,170

Net Income Allocated:
Managing Members	$10,880	$10,468
Limited Members	76,050	832,702
Total	$86,930	$843,170

Net Income per LLC Unit	$3.25	$35.55

Weighted Average Units Outstanding – Basic and Diluted	23,410	23,423

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2021	2020

Cash Flows from Operating Activities:
Net Income	$86,930	$843,170

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	179,551	221,397
Real Estate Impairment	0	64,128
Gain on Sale of Real Estate	(15,221)	(805,499)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(16,827)	(14,123)
Total Adjustments	147,503	(534,097)
Net Cash Provided By (Used For) Operating Activities	234,433	309,073

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	81,054	2,022,426

Cash Flows from Financing Activities:
Distributions Paid to Members	(2,567,267)	(8,308,260)
Repurchase of LLC Units	(3,972)	0
Net Cash Provided By (Used For) Financing Activities	(2,571,239)	(8,308,260)

Net Increase (Decrease) in Cash	(2,255,752)	(5,976,761)

Cash, beginning of year	2,991,221	8,967,982

Cash, end of year	$735,469	$2,991,221

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2019	$22,752	$5,522,704	$5,545,456	23,423.43

Distributions Declared	(13,151)	(640,695)	(653,846)

Net Income	10,468	832,702	843,170

Balance, December 31, 2020	20,069	5,714,711	5,734,780	23,423.43

Distributions Declared	(30,779)	(2,510,997)	(2,541,776)

Repurchase of LLC Units	(104)	(3,868)	(3,972)	(20.99)

Net Income	10,880	76,050	86,930

Balance, December 31, 2021	$66	$3,275,896	$3,275,962	23,402.44

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(1)  Organization –

AEI Income & Growth Fund 24 LLC (“Company”), a Limited Liability Company, was formed on November 21, 2000 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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
DECEMBER 31, 2021 AND 2020

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP). Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates, and the difference could be material. Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and the allocation of purchase price of real estate assets and intangible assets.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure. The Company is no longer subject to U.S. federal income tax examinations for tax years before 2018, and with few exceptions, is no longer subject to state tax examinations for tax years before 2018.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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
DECEMBER 31, 2021 AND 2020

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

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building, intangible assets, liabilities, revenues and expenses.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2021 and 2020.

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

At December 31, 2021 and 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2020.

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

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented. Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2021 and 2020.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

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

During the years ended December 31, 2020 and 2021, the Company did not provide lease concessions to tenants in response to the impact of COVID-19, in the form of rent deferrals. The Company has made an election to account for such potential lease concessions consistent with how those concessions would be accounted for under lease guidance if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Best Buy store (34% – AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 27 LLC); and Coliseum Health clinic (50% – AEI Income & Growth Fund 25 LLC).

The Company owned a 27% interest in a PetSmart store. AEI Income & Growth Fund 25 LLC owned a 73% interest prior to purchasing the Fund 24’s 27% interest in 2020. The Company owned a 45% interest in a Fresenius Medical Center. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company, owned a 55% interest in this property until the property was sold to an unrelated third party in 2020. The Company owned a 45% interest in an Advance Auto Parts store. AEI Income & Growth Fund 26 LLC owned a 55% interest in this property until the property was sold to an unrelated third party in 2021.

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
	2021	2020

AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$58,788	$65,950

AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$43,255	$59,183

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$2,323	$9,649

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2021 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Best Buy, Lake Geneva, WI	$345,298	$1,738,228	$2,083,526	$918,356
Family Dollar, McDonough, GA	530,000	779,550	1,309,550	300,139
Coliseum Health, Macon, GA	200,000	451,516	651,516	170,821
	$1,075,298	$2,969,294	$4,044,592	$1,389,316

For the years ended December 31, 2021 and 2020, the Company recognized depreciation expense of $120,439 and $162,285, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2021		2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 15 and 27 months, respectively)	$361,545	$320,255	$361,545	$286,651

Above-Market Lease Intangibles (weighted average life of 21 and 33 months, respectively)	285,389	241,721	285,389	216,213
Acquired Intangible Lease Assets	$646,934	$561,976	$646,934	$502,864

For the years ended December 31, 2021 and 2020, the value of in-place lease intangibles amortized to expense was $33,604 and the decrease to rental income for above-market leases was $25,508.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4) Real Estate Investments – (Continued)

For lease intangibles not held for sale at December 31, 2021, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2022	$27,878	$23,221
2023	10,720	16,364
2024	2,692	4,083
2025	0	0
2026	0	0
	$41,290	$43,668

The Company owned a 45% interest in an Advance Auto Parts store in Middletown, Ohio. The remaining interest in the property was owned by an affiliate of the Company. On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners. While the property was vacant, the Company was responsible for its 45% share of real estate taxes and other costs associated with maintaining the property. The owners listed the property for sale or lease with a real estate broker in the Middletown area, and the property was sold to a unaffiliated third party on June 29, 2021. The annual rent from this property represented approximately 6% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate, due to the sale of property in 2021.

Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company determined the Advance Auto store was impaired and recognized a real estate impairment of $64,128 to decrease the carrying value to the estimated fair value of $67,500. The charge was recorded against the cost of the land and building.

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

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4) Real Estate Investments – (Continued)

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

In February 2022, the Company entered into an agreement to sell its 34% interest in the Best Buy store in Lake Geneva, Wisconsin to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net sale proceeds of approximately $1,492,000, which will result in a net gain of approximately $338,000.

For properties owned as of December 31, 2021, the minimum future rent payments required by the leases are as follows:
2022	$319,301
2023	217,790
2024	54,448
2025	0
2026	0
Thereafter	0
$591,539

There were no contingent rents recognized in 2021 and 2020.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	2021	2020

Best Buy Stores, L.P.	$133,316	$133,316
Family Dollar Stores	127,024	127,024
Macon Healthcare, LLC	65,650	65,650
Fresenius Medical Care Holdings, Inc.	0	88,795
Aggregate rental income of major tenants	$325,990	$414,785
Aggregate rental income of major tenants as a percentage of total rental income	100%	99%

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(6)  Members’ Equity –

For the years ended December 31, 2021 and 2020, the Company declared distributions of $2,541,776 and $653,846, respectively. The Limited Members received distributions of $2,510,997 and $640,695 and the Managing Members received distributions of $30,779 and $13,151 for the years, respectively. The Limited Members' distributions represented $107.26 and $27.35 per LLC Unit outstanding using 23,410 and 23,423 weighted average Units in 2021 and 2020, respectively. The distributions represented $3.25 and $27.35 per Unit of Net Income and $104.01 and $0 per Unit of return of contributed capital in 2021 and 2020, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $2,273,737 and $323,232 in 2021 and 2020, respectively. The Limited Members received distributions of $2,251,000 and $320,000 and the Managing Members received distributions of $22,737 and $3,232 for the years, respectively. The Limited Members’ distributions represented $96.14 and $13.68 per Unit for the years, respectively.

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

During 2021, the Company repurchased a total of 20.99 Units for $3,868 from three Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2020, the Company did not repurchase any Units from the Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $104 in 2021.

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2021	2020

Net Income for Financial Reporting Purposes	$86,930	$843,170

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	64,905	66,626

Real Estate Impairment Loss Not Recognized for Tax Purposes	0	64,128

Gain / Loss on Sale of Real Estate for Tax Purposes Compared to Gain for Financial Reporting Purposes	(486,246)	(314,728)

Taxable Income (Loss) to Members	$(334,411)	$659,196

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2021	2020

Members’ Equity for Financial Reporting Purposes	$3,275,962	$5,734,780

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	781,768	1,203,109

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	0	0

Syndication Costs Treated as Reduction of Capital for Financial Reporting Purposes	3,659,328	3,659,328
Members’ Equity for Tax Reporting Purposes	$7,717,058	$10,597,217

AEI INCOME & GROWTH FUND 24 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business. The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer and sole director of AFM, the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM, and Kevin Steele, Chief Operating Officer of AFM, and is accountable for his actions to both. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard and Mr. Steele any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision makers in all instances is Ms. Nygard and Mr. Steele, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM, and Mr. Steele, as Chief Operating Officer of AFM, resolve conflicts to the best of their ability, consistent with their fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, deceased, was Chief Executive Officer and sole director and had held these positions since the formation of AFM in August 1994, and had been elected to continue in these positions until December 2021. He was President of AFM from August 1994 to July 2019. From 1970 to his date of death, May 22, 2021, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he was involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson was the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson was Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson was a general partner or principal of the general partner in eight limited partnerships up until his date of death.

Marni J. Nygard, Esq., age 47, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2022. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 58, is Chief Operations Officer and has held this position since August 1, 2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

Patrick W. Keene, CPA (inactive), age 62, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI. Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager. Mr. Keene was responsible for all accounting functions of AFM and the registrant.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 47, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. He has been elected to continue in these positions until December 2022. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

All of the duties that might be assigned to an audit committee are assigned to Patricia Johnson, the wife of the deceased. Mrs. Johnson is not an audit committee financial expert, as defined.

Before the independent auditors are engaged, Mrs. Johnson, as the President of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2021. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2021 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2022:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Patricia L. Johnson	0	0.00%
Marni J. Nygard	0	0.00%
Kevin S. Steele	0	0.00%
Keith E. Petersen	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2021 and 2020.

Neither the registrant, nor the Managing Member of the registrant, has a board of directors consisting of any members who are “independent.”  The sole director of the Managing Member, Robert P. Johnson, was the Chief Executive Officer, and indirectly the principal owner, of the Managing Member. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the Managing Members, except as performed in connection with the audit of its financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2021, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2021.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (November 21, 2000) To December 31, 2021

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$2,482,128

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,200,499

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$459,302

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,656,777

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$726,237

Managing Members	3% of Net Cash Flow in any fiscal year.	$669,611

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$133,628

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2021 and 2020:

Fee Category	2021	2020

Audit Fees	$21,510	$20,630
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$21,510	$20,630

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

AEI INCOME & GROWTH FUND 24
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 30, 2022	By:	/s/ Marni J Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	March 30, 2022
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer and Treasurer	March 30, 2022
Keith E. Petersen	(Principal Accounting Officer)