Form 10-K/A
period 2021-12-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2022-04-07
CIK 1130758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of AEI Income & Growth Fund LLC (the “Company) for the year ended December 31, 2021 (the”Original Filing”), that was originally filed with the U.S Securities and Exchange Commission on March 31, 2022, is to update the Report of Independent Registered Public Accounting Firm to include a date of March 30, 2022.

Except as described above, the Amendment does not modify or update the diclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

/s/ Boulay PLLP
Boulay PLLP
We have served as the Company’s auditor since 2000.
PCAOB ID 542
Minneapolis, Minnesota
March 30, 2022

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

101**
The Cover Page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL)

101**
The Report of Independent Registered Public Accounting Firm

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

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEI INCOME & GROWTH FUND 24
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

April 6, 2022	By:	/s/ Marni J Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	April 6, 2022
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer and Treasurer	April 6, 2022
Keith E. Petersen	(Principal Accounting Officer)