Form 10-Q
period 2022-03-31
AEI INCOME & GROWTH FUND 24 LLC
filed 2022-05-13
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2022

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

As of May 10, 2022, there were 23,239.40 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2022 and December 31, 2021	3

	Statements for the Periods ended March 31, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$2,154,919	$735,469

Real Estate Investments:
Land	730,000	1,075,298
Buildings	1,231,066	2,969,294
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Held for Investment, at cost	2,608,000	4,691,526
Accumulated Depreciation and Amortization	(1,060,025)	(1,951,292)
Real Estate Held for Investment, Net	1,547,975	2,740,234
Total Assets	$3,702,894	$3,475,703

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$99,391	$61,951
Distributions Payable	137,790	137,790
Total Current Liabilities	237,181	199,741

Members’ Equity:
Managing Members	3,267	66
Limited Members – 50,000 Units authorized; 23,402 Units issued and outstanding as of 3/31/2022 and 12/31/2021	3,462,446	3,275,896
Total Members’ Equity	3,465,713	3,275,962
Total Liabilities and Members’ Equity	$3,702,894	$3,475,703

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2022	2021

Rental Income	$80,422	$81,497

Expenses:
LLC Administration – Affiliates	24,036	16,075
LLC Administration and Property Management – Unrelated Parties	25,121	16,959
Depreciation and Amortization	32,300	39,344
Total Expenses	81,457	72,378

Operating Income (Loss)	(1,035)	9,119

Other Income:
Gain on Sale of Real Estate	328,408	0
Interest Income	168	706
Total Other Income	328,576	706

Net Income	$327,541	$9,825

Net Income Allocated:
Managing Members	$4,991	$295
Limited Members	322,550	9,530
Total	$327,541	$9,825

Net Income per LLC Unit	$13.78	$.41

Weighted Average Units Outstanding – Basic and Diluted	23,402	23,423

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2022	2021
Cash Flows from Operating Activities:
Net Income	$327,541	$9,825

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	38,677	45,721
Gain on Sale of Real Estate	(328,408)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	37,440	19,894
Increase (Decrease) in Unearned Rent	0	6,834
Total Adjustments	(252,291)	72,449
Net Cash Provided By (Used For) Operating Activities	75,250	82,274

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,481,990	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(137,790)	(163,281)

Net Increase (Decrease) in Cash	1,419,450	(81,007)

Cash, beginning of period	735,469	2,991,221

Cash, end of period	$2,154,919	$2,910,214

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$20,069	$5,714,711	$5,734,780	23,423.43

Distributions Declared	(12,575)	(1,080,000)	(1,092,575)

Net Income	295	9,530	9,825

Balance, March 31, 2021	$7,789	$4,644,241	$4,652,030	23,423.43

Balance, December 31, 2021	$66	$3,275,896	$3,275,962	23,402.44

Distributions Declared	(1,790)	(136,000)	(137,790)

Net Income	4,991	322,550	327,541

Balance, March 31, 2022	$3,267	$3,462,446	$3,465,713	23,402.44

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2022
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

(2)  Organization –

AEI Income & Growth Fund 24 LLC (the “Company”), a Limited Liability Company, was formed on November 21, 2000 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

AEI INCOME & GROWTH FUND 24 LLC
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

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

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Company or are not expected to have significant impact on the Company’s financials position, results of operations and cash flows.

(4)  Real Estate Investments –

In February 2022, the Company entered into an agreement to sell its 34% interest in the Best Buy store in Lake Geneva, Wisconsin to an unrelated third party. On March 29, 2022, the sale closed with the Company receiving net proceeds of $1,481,990, which resulted in a net gain of $328,408. At the time of sale, the cost and related accumulated depreciation was $2,083,526 and $929,944, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the three months ended March 31, 2022 and 2021, the Company declared distributions of $137,790 and $1,092,575, respectively. The Limited Members received distributions of $136,000 and $1,080,000 and the Managing Members received distributions of $1,790 and $12,575 for the periods, respectively. The Limited Members' distributions represented $5.81 and $46.11 per LLC Unit outstanding using 23,402 and 23,423 weighted average Units in 2022 and 2021, respectively. The distributions represented $5.81 and $0.41 per Unit of Net Income and $0.00 and $45.70 per Unit of return of contributed capital in 2022 and 2021, respectively.

AEI INCOME & GROWTH FUND 24 LLC
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

(6)  Members’ Equity – (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $117,172 and $1,010,101 in 2022 and 2021, respectively. The Limited Members received distributions of $116,000 and $1,000,000 and the Managing Members received distributions of $1,172 and $10,101 for the periods, respectively. The Limited Members’ distributions represented $4.96 and $42.69 per Unit for the periods, respectively.

(7)  Fair Value Measurements –

At March 31, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Factors Which May Influence Results of Operations

The Company is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the outbreak and continuing effect of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.

Results of Operations

For the three months ended March 31, 2022 and 2021, the Company recognized rental income of $80,422 and $81,497, respectively. In 2022, rental income decreased due to the sale of two properties. Based on the scheduled rent for the properties owned as of April 30, 2022, the Company expects to recognize rental income of approximately $163,000 in 2022.

For the three months ended March 31, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $24,036 and $16,075, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,121 and $16,959, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the three months ended March 31, 2022 and 2021, the Company recognized interest income of $168 and $706, respectively. In 2022, interest income decreased due to the Company having less money invested in a money market account due to distributions.

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

Liquidity and Capital Resources

During the three months ended March 31, 2022, the Company's cash balances increased $1,419,450 as a result of cash generated by the sale of a property. During the three months ended March 31, 2021, the Company's cash balances decreased $81,007 as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $82,274 in 2021 to $75,250 in 2022 as a result of a decrease in total rental and interest income in 2022 and an increase in LLC administration and property management expenses in 2022, which was partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2022, the Company generated cash flow from the sale of real estate of $1,481,990.

In February 2022, the Company entered into an agreement to sell its 34% interest in the Best Buy store in Lake Geneva, Wisconsin to an unrelated third party. On March 29, 2022, the sale closed with the Company receiving net proceeds of $1,481,990, which resulted in a net gain of $328,408. At the time of sale, the cost and related accumulated depreciation was $2,083,526 and $929,944, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the three months ended March 31, 2022 and 2021, the Company declared distributions of $137,790 and $1,092,575, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $136,000 and $1,080,000 and the Managing Members received distributions of $1,790 and $12,575 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $117,172 and $1,010,101 in 2022 and 2021, respectively. The Limited Members received distributions of $116,000 and $1,000,000 and the Managing Members received distributions of $1,172 and $10,101 for the periods, respectively. The Limited Members’ distributions represented $4.96 and $42.69 per Unit for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2022 and 2021, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2022	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

By:
Marni J. Nygard
President
(Principal Executive Officer)

By:
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)