Form 10-Q
period 2022-06-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2022-08-11
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2022

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

As of July 31, 2022, there were 23,239.39 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2022 and December 31, 2021	3

	Statements for the Periods ended June 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$1,998,844	$735,469

Real Estate Investments:
Land	730,000	1,075,298
Buildings	1,231,066	2,969,294
Acquired Intangible Lease Assets	646,934	646,934
Real Estate Held for Investment, at cost	2,608,000	4,691,526
Accumulated Depreciation and Amortization	(1,087,114)	(1,951,292)
Real Estate Held for Investment, Net	1,520,886	2,740,234
Total Assets	$3,519,730	$3,475,703

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$86,114	$61,951
Distributions Payable	1,148,969	137,790
Total Current Liabilities	1,235,083	199,741

Members’ Equity:
Managing Members	3,114	66
Limited Members – 50,000 Units authorized; 23,239.39 and 23,402.44 Units issued and outstanding as of 6/30/2022 and 12/31/2021	2,281,533	3,275,896
Total Members’ Equity	2,284,647	3,275,962
Total Liabilities and Members’ Equity	$3,519,730	$3,475,703

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Rental Income	$48,784	$81,498	$129,206	$162,995

Expenses:
LLC Administration – Affiliates	17,371	15,448	41,407	31,523
LLC Administration and Property Management – Unrelated Parties	15,839	11,520	40,960	28,479
Depreciation and Amortization	20,712	38,511	53,012	77,855
Total Expenses	53,922	65,479	135,379	137,857

Operating Income (Loss)	(5,138)	16,019	(6,173)	25,138

Other Income:
Gain on Sale of Real Estate	0	15,221	328,408	15,221
Interest Income	824	458	992	1,164
Total Other Income	824	15,679	329,400	16,385

Net Income (Loss)	$(4,314)	$31,698	$323,227	$41,523

Net Income (Loss) Allocated:
Managing Members	$14,931	$646	$19,922	$941
Limited Members	(19,245)	31,052	303,305	40,582
Total	$(4,314)	$31,698	$323,227	$41,523

Net Income (Loss) per LLC Unit	$(0.83)	$1.33	$13.01	$1.73

Weighted Average Units Outstanding – Basic and Diluted	23,239	23,407	23,320	23,415

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$323,227	$41,523

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	65,767	90,609
Gain on Sale of Real Estate	(328,408)	(15,221)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	24,163	19,425
Increase (Decrease) in Unearned Rent	0	6,835
Total Adjustments	(238,478)	101,648
Net Cash Provided By (Used For) Operating Activities	84,749	143,171

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,481,990	81,054

Cash Flows from Financing Activities:
Distributions Paid to Members	(275,581)	(1,255,856)
Repurchase of LLC Units	(27,783)	(3,222)
Net Cash Provided By (Used For) Financing Activities	(303,364)	(1,259,078)

Net Increase (Decrease) in Cash	1,263,375	(1,034,853)

Cash, beginning of period	735,469	2,991,221

Cash, end of period	$1,998,844	$1,956,368

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$20,069	$5,714,711	$5,734,780	23,423.43

Distributions Declared	(12,575)	(1,080,000)	(1,092,575)

Net Income	295	9,530	9,825

Balance, March 31, 2021	7,789	4,644,241	4,652,030	23,423.43

Distributions Declared	(3,156)	(147,498)	(150,654)

Repurchase of LLC Units	(97)	(3,125)	(3,222)	(15.99)

Net Income	646	31,052	31,698

Balance, June 30, 2021	$5,182	$4,524,670	$4,529,852	23,407.44

Balance, December 31, 2021	$66	$3,275,896	$3,275,962	23,402.44

Distributions Declared	(1,790)	(136,000)	(137,790)

Net Income	4,991	322,550	327,541

Balance, March 31, 2022	3,267	3,462,446	3,465,713	23,402.44

Distributions Declared	(14,267)	(1,134,702)	(1,148,969)

Repurchase of LLC Units	(817)	(26,966)	(27,783)	(163.05)

Net Income (Loss)	14,931	(19,245)	(4,314)

Balance, June 30, 2022	$3,114	$2,281,533	$2,284,647	23,239.39

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2022
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

(4)  Real Estate Investments –

In April 2021, the Company entered into an agreement to sell its 45% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. On June 29, 2021, the sale closed with the Company receiving net proceeds of $81,054, which resulted in a gain of $15,221. At the time of the sale, the cost and related accumulated depreciation and amortization was $471,515 and $405,682, respectively.

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

AEI INCOME & GROWTH FUND 24 LLC
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

(6)  Members’ Equity –

For the six months ended June 30, 2022 and 2021, the Company declared distributions of $1,286,759 and $1,243,229, respectively. The Limited Members were allocated distributions of $1,270,702 and $1,227,498 and the Managing Members were allocated distributions of $16,057 and $15,731 for the periods, respectively. The Limited Members' distributions represented $54.49 and $52.42 per LLC Unit outstanding using 23,320 and 23,415 weighted average Units in 2022 and 2021, respectively. The distributions represented $13.01 and $1.60 per Unit of Net Income and $41.48 and $50.82 per Unit of return of contributed capital in 2022 and 2021, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $1,127,273 and $1,078,283 in 2022 and 2021, respectively. The Limited Members were allocated distributions of $1,116,000 and $1,067,500 and the Managing Members were allocated distributions of $11,273 and $10,783 for the periods, respectively. The Limited Members’ distributions represented $47.99 and $45.57 per Unit for the periods, respectively.

On April 1, 2022, the Company repurchased a total of 163.05 Units for $26,966 from three Limited Members in accordance with the Operating Agreement. On April 1, 2021, the Company repurchased a total of 15.99 Units for $3,125 from two Limited Members. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $817 and $97 in 2022 and 2021, respectively.

(7)  Fair Value Measurements –

At June 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2022 and 2021, the Company recognized rental income of $129,206 and $162,995, respectively. In 2022, rental income decreased due to the sale of one property. The decrease was partially offset by a rent increase on one property. Based on the scheduled rent for the properties owned as of July 31, 2022, the Company expects to recognize rental income of approximately $195,000 in 2022.

For the six months ended June 30, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $41,407 and $31,523, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $40,960 and $28,479, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2022 and 2021, the Company recognized interest income of $992 and $1,164, respectively. In 2022, interest income decreased due to the Company having less money invested in a money market account due to distributions.

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

Liquidity and Capital Resources

During the six months ended June 30, 2022, the Company's cash balances increased $1,263,375 as a result of cash generated by the sale of a property. During the six months ended June 30, 2021, the Company's cash balances decreased $1,034,853 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $143,171 in 2021 to $84,749 in 2022 as a result of a decrease in total rental and interest income in 2022 and an increase in LLC administration and property management expenses in 2022, which was partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2022, the Company generated cash flow from the sale of real estate of $1,481,990.

In April 2021, the Company entered into an agreement to sell its 45% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. On June 29, 2021, the sale closed with the Company receiving net proceeds of $81,054, which resulted in a gain of $15,221. At the time of the sale, the cost and related accumulated depreciation and amortization was $471,515 and $405,682, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2022 and 2021, the Company declared distributions of $1,286,759 and $1,243,229, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $1,270,702 and $1,227,498 and the Managing Members were allocated distributions of $16,057 and $15,731 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $1,127,273 and $1,078,283 in 2022 and 2021, respectively. The Limited Members were allocated distributions of $1,116,000 and $1,067,500 and the Managing Members were allocated distributions of $11,273 and $10,783 for the periods, respectively. The Limited Members’ distributions represented $47.99 and $45.57 per Unit for the periods, respectively.

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

On April 1, 2022, the Company repurchased a total of 163.05 Units for $26,966 from three Limited Members in accordance with the Operating Agreement. On April 1, 2021, the Company repurchased a total of 15.99 Units for $3,125 from two Limited Members. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $817 and $97 in 2022 and 2021, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/22 to 4/30/22	163.05	$165.38	1,591.89 (1)	(2)

5/1/22 to 5/31/22	--	--	--	--

6/1/21 to 6/30/22	--	--	--	--

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

Dated: August 10, 2022	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)