Form 10-Q
period 2022-09-30
AEI INCOME & GROWTH FUND 24 LLC
filed 2022-11-14
CIK 1130758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2022

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

As of October 31, 2022, there were 23,169.86 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 24 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Statements for the Periods ended September 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10- 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		19

AEI INCOME & GROWTH FUND 24 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$886,763	$735,469

Real Estate Investments:
Land	200,000	1,075,298
Buildings	451,516	2,969,294
Acquired Intangible Lease Assets	315,984	646,934
Real Estate Held for Investment, at cost	967,500	4,691,526
Accumulated Depreciation and Amortization	(459,720)	(1,951,292)
Real Estate Held for Investment, Net	507,780	2,740,234
Real Estate Held for Sale	991,285	0
Total Real Estate Investments	1,499,065	2,740,234
Total Assets	$2,385,828	$3,475,703

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$83,548	$61,951
Distributions Payable	125,961	137,790
Total Current Liabilities	209,509	199,741

Members’ Equity:
Managing Members	3,107	66
Limited Members – 50,000 Units authorized; 23,239.39 and 23,402.44 Units issued and outstanding as of 9/30/2022 and 12/31/2021	2,173,212	3,275,896
Total Members’ Equity	2,176,319	3,275,962
Total Liabilities and Members’ Equity	$2,385,828	$3,475,703

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Rental Income	$49,546	$81,497	$178,752	$244,492

Expenses:
LLC Administration – Affiliates	11,763	13,887	53,170	45,410
LLC Administration and Property Management – Unrelated Parties	5,627	6,322	46,587	34,801
Depreciation and Amortization	16,206	38,094	69,218	115,949
Total Expenses	33,596	58,303	168,975	196,160

Operating Income	15,950	23,194	9,777	48,332

Other Income:
Gain on Sale of Real Estate	0	0	328,408	15,221
Interest Income	1,683	462	2,675	1,626
Total Other Income	1,683	462	331,083	16,847

Net Income	$17,633	$23,656	$340,860	$65,179

Net Income Allocated:
Managing Members	$1,253	$8,152	$21,175	$9,093
Limited Members	16,380	15,504	319,685	56,086
Total	$17,633	$23,656	$340,860	$65,179

Net Income per LLC Unit	$.70	$.66	$13.72	$2.40

Weighted Average Units Outstanding – Basic and Diluted	23,239	23,407	23,293	23,412

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$340,860	$65,179

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	87,587	135,080
Gain on Sale of Real Estate	(328,408)	(15,221)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	21,597	21,796
Total Adjustments	(219,224)	141,655
Net Cash Provided By (Used For) Operating Activities	121,636	206,834

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,481,990	81,054

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,424,549)	(1,406,510)
Repurchase of LLC Units	(27,783)	(3,222)
Net Cash Provided By (Used For) Financing Activities	(1,452,332)	(1,409,732)

Net Increase (Decrease) in Cash	151,294	(1,121,844)

Cash, beginning of period	735,469	2,991,221

Cash, end of period	$886,763	$1,869,377

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)
	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$20,069	$5,714,711	$5,734,780	23,423.43

Distributions Declared	(12,575)	(1,080,000)	(1,092,575)
Net Income	295	9,530	9,825

Balance, March 31, 2021	7,789	4,644,241	4,652,030	23,423.43

Distributions Declared	(3,156)	(147,498)	(150,654)
Repurchase of LLC Units	(97)	(3,125)	(3,222)	(15.99)
Net Income	646	31,052	31,698

Balance, June 30, 2021	5,182	4,524,670	4,529,852	23,407.44

Distributions Declared	(13,257)	(1,147,499)	(1,160,756)
Net Income	8,152	15,504	23,656

Balance, September 30, 2021	$77	$3,392,675	$3,392,752	23,407.44

Balance, December 31, 2021	$66	$3,275,896	$3,275,962	23,402.44

Distributions Declared	(1,790)	(136,000)	(137,790)
Net Income	4,991	322,550	327,541

Balance, March 31, 2022	3,267	3,462,446	3,465,713	23,402.44

Distributions Declared	(14,267)	(1,134,702)	(1,148,969)
Repurchase of LLC Units	(817)	(26,966)	(27,783)	(163.05)
Net Income (Loss)	14,931	(19,245)	(4,314)

Balance, June 30, 2022	3,114	2,281,533	2,284,647	23,239.39

Distributions Declared	(1,260)	(124,701)	(125,961)
Net Income	1,253	16,380	17,633

Balance, September 30, 2022	$3,107	$2,173,212	$2,176,319	23,239.39

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 24 LLC
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

In August 2022, the Company entered into an agreement to sell its 100% interest in the Family Dollar store in McDonough, Georgia to an unrelated third party. On October 14, 2022, the sale closed with the Company receiving net proceeds of $2,142,372, which resulted in a net gain of $1,151,087. At the time of sale, the cost and related accumulated depreciation was $1,640,500 and $649,215, respectively.  The property was classified as real estate held for sale on the balance sheet as of September 30, 2022.

On November 1, 2022, the Company sold its 50% interest in the Coliseum Health property in Macon, Georgia to AEI Income & Growth Fund 25 LLC, an affiliate of the Company. The Company received net proceeds of approximately $1,046,417, which resulted in a net gain of approximately $542,759. At the time of sale, the cost and related accumulated depreciation was $967,140 and $463,482, respectively.

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

(6)  Members’ Equity –

For the nine months ended September 30, 2022 and 2021, the Company declared distributions of $1,412,720 and $2,403,985, respectively. The Limited Members were allocated distributions of $1,395,403 and $2,374,997 and the Managing Members were allocated distributions of $17,317 and $28,988 for the periods, respectively. The Limited Members' distributions represented $59.91 and $101.44 per LLC Unit outstanding using 23,293 and 23,412 weighted average Units in 2022 and 2021, respectively. The distributions represented $13.72 and $2.40 per Unit of Net Income and $46.19 and $99.04 per Unit of return of contributed capital in 2022 and 2021, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $1,127,273 and $2,156,566 in 2022 and 2021, respectively. The Limited Members were allocated distributions of $1,116,000 and $2,135,000 and the Managing Members were allocated distributions of $11,273 and $21,566 for the periods, respectively. The Limited Members’ distributions represented $47.91 and $91.18 per Unit for the periods, respectively.

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

(7)  Fair Value Measurements –

At September 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2022 and 2021, the Company recognized rental income of $178,752 and $244,492, respectively. In 2022, rental income decreased due to the sale of one property. The decrease was partially offset by a rent increase on one property. Based on the scheduled rent for the properties owned as of October 31, 2022, the Company expects to recognize rental income of approximately $200,000 in 2022.

For the nine months ended September 30, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $53,170 and $45,410, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $46,587 and $34,801, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2022 and 2021, the Company recognized interest income of $2,675 and $1,626, respectively. In 2022, interest income increased due to an increase in interest rates.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2022, the Company's cash balances increased $151,294 as a result of cash generated by the sale of a property, which was partially offset by distributions paid to members. During the nine months ended September 30, 2021, the Company's cash balances decreased $1,121,844 primarily as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of a property.

Net cash provided by operating activities decreased from $206,834 in 2021 to $121,636 in 2022 as a result of a decrease in total rental income in 2022 and an increase in LLC administration and property management expenses in 2022, which was partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2022, the Company generated cash flow from the sale of real estate of $1,481,990.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In August 2022, the Company entered into an agreement to sell its 100% interest in the Family Dollar store in McDonough, Georgia to an unrelated third party. On October 14, 2022, the sale closed with the Company receiving net proceeds of $2,142,372, which resulted in a net gain of $1,151,087. At the time of sale, the cost and related accumulated depreciation was $1,640,500 and $649,215, respectively.  The property was classified as real estate held for sale on the balance sheet as of September 30, 2022.
On November 1, 2022, the Company sold its 50% interest in the Coliseum Health property in Macon, Georgia to AEI Income & Growth Fund 25 LLC, an affiliate of the Company. The Company received net proceeds of approximately $1,046,417, which resulted in a net gain of approximately $542,759. At the time of sale, the cost and related accumulated depreciation was $967,140 and $463,482, respectively.

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

For the nine months ended September 30, 2022 and 2021, the Company declared distributions of $1,412,720 and $2,403,985, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $1,395,403 and $2,374,997 and the Managing Members were allocated distributions of $17,317 and $28,988 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $1,127,273 and $2,156,566 in 2022 and 2021, respectively. The Limited Members were allocated distributions of $1,116,000 and $2,135,000 and the Managing Members were allocated distributions of $11,273 and $21,566 for the periods, respectively. The Limited Members’ distributions represented $47.91 and $91.18 per Unit for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2022	AEI Income & Growth Fund 24 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)